Form 10-K
period 1993-12-31
FOOTHILL GROUP INC
filed 1994-03-22
CIK 37941

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                  TO

                            COMMISSION FILE NUMBER 0-5467

                              THE FOOTHILL GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     94-1663353
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
         11111 SANTA MONICA BOULEVARD                              90025
           LOS ANGELES, CALIFORNIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 996-7000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EXCHANGE
                TITLE OF CLASS                              ON WHICH REGISTERED
                --------------                              -------------------
      Class A Common Stock, no par value               New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $226,243,000.

     At March 1, 1994, Registrant had 16,555,952 shares of Class A Common Stock, no par value, outstanding.

     Part I and Part II incorporate information by reference from the
Registrant's Annual Report to Stockholders for the year ended December 31, 1993 and Part III incorporates information by reference from the definitive Proxy Statement for Registrant's 1994 Annual Meeting of Stockholders, dated March 21, 1994, as set forth herein.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                             PAGE REFERENCE
                                                                    --------------------------------
                                                                                INCORPORATED BY
                                                                                REFERENCE FROM
                                                                           -------------------------
                                                                              ANNUAL
                                                                    FORM    REPORT TO       PROXY
                                                                    10-K   STOCKHOLDERS   STATEMENT
                                                                    ----   ------------   ----------
                                               PART I
Item  1.     Business.............................................  1-2        20-26
Item  2.     Properties...........................................    2
Item  3.     Legal Proceedings....................................    3
Item  4.     Submission of Matters to a Vote of Security
             Holders..............................................    3
                                              PART II
Item  5.     Market for Registrant's Common Equity and Related
             Stockholder Matters..................................    3           43
Item  6.     Selected Financial Data..............................    3        18-19
Item  7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    3        20-26
Item  8.     Financial Statements and Supplementary Data..........    3        27-43
Item  9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..................    3
                                              PART III
Item 10.     Directors and Executive Officers of the Registrant...  3-4                        3-6
Item 11.     Executive Compensation...............................    4                       7-14
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management...........................................    4                        1-6
Item 13.     Certain Relationships and Related Transactions.......    4                      15-16
                                              PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K..........................................  5-6

                                     PART I

ITEM 1.  BUSINESS.

     The Foothill Group, Inc. ("Foothill Group" or "parent company") is a specialized financial services company engaged in asset-based commercial lending through Foothill Capital Corporation ("Foothill Capital") and asset management services through Foothill Group. Unless the context otherwise indicates, the "Company" refers to Foothill Group and its subsidiary.

     Since 1970, Foothill Capital has made revolving credit and term loans to companies which are generally unable to secure financing from traditional lending sources. The loans are generally secured by accounts receivable and inventory, machinery and equipment, and other assets. At December 31, 1993, Foothill Capital had a total of $506,673,000 in loans outstanding. Foothill Capital generates revenues principally from interest income as well as loan commitment, appraisal and monitoring fees and other related services. Foothill Capital's strategy is to provide innovative financing solutions to borrowers who have adequate collateral in the form of accounts receivable, inventory and other assets, but may not meet overall credit standards generally required by commercial banks. As part of its operating strategy, Foothill Capital, in conjunction with limited partnerships managed by Foothill Group, purchases loans at a discount to their principal amounts from commercial banks.

     At December 31, 1993, the loans in Foothill Capital's portfolio have principal amounts of up to $13,568,000. The average amount per borrower in Foothill Capital's portfolio was $2,612,000 and was either a revolving loan secured primarily by accounts receivable and inventory or a term loan secured by machinery, equipment or other assets. Revolving loans are normally provided for up to three year periods and are based on 50% to 80% of eligible accounts receivable and on 15% to 50% of the lower of cost or market value of eligible inventory. Term loans are frequently made in combination with revolving loans, are generally due within five years (up to ten years in specific cases). Both revolving loans and term loans are made with full recourse to the borrower.

     Foothill Capital has historically purchased secured loans from other parties ("purchased receivables") consisting of non-public debt instruments including bank loans and private placements, public debt instruments including registered bonds, notes and debentures, and discounted receivables (bank debt purchased at a discount from its principal amount from the original lenders.) Foothill Capital's bank credit agreement limits the amount of its aggregate purchased receivables to the lesser of $75,000,000 or 20% of consolidated assets. At December 31, 1993, purchased receivables represented 7.7% of Foothill Capital's assets. Foothill Capital's bank credit agreement further limits the amount of discounted receivables to the lesser of 15% of consolidated assets, $70,000,000 or 85% of consolidated tangible net worth. At December 31, 1993, discounted receivables represented 6.9% of consolidated assets and 34.8% of consolidated net worth.

     In 1988, Foothill Group established an asset management business to capitalize on its experience in lending to and investing in debt securities of financially troubled borrowers. Foothill Group has organized four limited partnerships for institutional investors (the "Funds") to invest in debt securities or claims of financially troubled companies. Many of the Funds' investments are in companies that may be involved in a restructuring or reorganization under the Federal Bankruptcy Code. Foothill Group acts as a general partner of such partnerships, which have aggregate capital commitments of $598,000,000. Foothill Group earns a management fee as well as incentive compensation based on distributed profits in excess of specified rates of return.

     Effective December 23, 1993, the parent company completed the spin-off of its Foothill Thrift and Loan subsidiary to Foothill Group shareholders. All previously reported financial results of Foothill Thrift and Loan, through the record date for the spin-off, are classified as discontinued operations. Revenues of Foothill Thrift and Loan totaled $21,658,000, $23,131,000 and $25,067,000 for the years ended December 31, 1993, 1992 and 1991.

MANAGEMENT OF CREDIT RISK

     The Company endeavors to minimize credit losses by maintaining a diversity of borrowers and types of collateral, as well as by establishing credit policies and by maintaining close supervision of its loans and underlying collateral. Borrowers of Foothill Capital may be a higher credit risk than traditional unsecured borrowers of commercial banks. Foothill Capital attempts to offset this risk by collateralizing all loans. Foothill Capital's credit policy prohibits loans in excess of 15% of capital funds (consolidated net worth plus subordinated debt) to any one borrower. In practice, few of its loans approach such maximum. At December 31, 1993, Foothill Capital's largest loan was $13,568,000 (7.6% of capital funds). Foothill Capital also manages its loan portfolio to avoid geographic and industry concentration risk. At December 31, 1993, 61% of its finance receivables were from borrowers outside the State of California, and borrowers from no other state represented more than 6.6% of its loan portfolio. In addition, it is Foothill Capital's policy to have no single industry (as defined by two digit SIC codes) account for greater than 10% of its loan portfolio.

     In addition to originating loans for its own portfolio, Foothill Capital reduces its credit exposure by selling nonrecourse participations in loans to affiliates of banks and other asset-based lenders. At December 31, 1993, Foothill Capital had sold $107,746,000 in nonrecourse loan participations.

     The Company's credit investigation normally involves analysis of the underlying collateral securing the loan, review and analysis of the prospective borrower's financial statements and background, an analysis of cash flow ability of the prospective borrower to meet the Company's repayment requirements and review of credit and historical data with credit reporting agencies. In addition, the Company performs audits of information and operational data provided by working capital loan prospects.

COMPETITION

     In its commercial finance activities, the Company competes with commercial finance companies throughout the nation as well as with banks and other financial institutions. Competition from banks comes primarily from their secured lending subsidiaries and divisions. The Company believes that a number of banks have terminated or reduced their asset-based lending activities in the last several years. Frequently, other finance companies are affiliated with large financial institutions and have greater financial resources and the ability to borrow at a lower cost of funds which enables them to charge lower rates to borrowers while maintaining adequate margins. These cost structures are available to banks and several other financial institutions with whom Foothill Capital competes. The Company believes, however, despite the generally higher interest rates it frequently charges, Foothill Capital's ability to respond quickly and to design specialized and non-traditional loan structures specific to its borrowers' needs, enables it to compete effectively in its markets.

     Foothill Group faces competition in its asset management activities from asset and money managers, some of whom are affiliated with major investment or commercial banks and investment advisors whose investment strategies are substantially similar to those of the Funds.

EMPLOYEES

     As of December 31, 1993, the Company and its subsidiary employed 123 persons.

ITEM 2.  PROPERTIES.

     The Company leases all of its offices. Information with respect to the company's offices is as follows:

                                                    FLOOR SPACE                     LEASE
                                                         IN           ANNUAL      EXPIRATION
                         LOCATION                   SQUARE FEET       RENTAL         DATE
        ------------------------------------------  ------------     --------     ----------
        Foothill Capital:
          Los Angeles, California(1)..............     28,455        $927,000        2000
          Boston, Massachusetts...................        200          12,000        1994

- ---------------

(1) Offices also used by the Registrant.

ITEM 3.  LEGAL PROCEEDINGS.

     There are several lawsuits and claims pending against the Company which management considers incident to normal operations, some of which seek substantial monetary damages. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from these lawsuits and claims would not materially affect the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is incorporated herein by reference the information from the section entitled "Stock Information" on page 43 of the Company's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 6.  SELECTED FINANCIAL DATA.

     There is incorporated herein by reference the information from the section entitled "Selected Consolidated Financial Data" and "Selected Financial Data For Foothill Capital Corporation" on pages 18 to 19 of the Company's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     There is incorporated herein by reference the information from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 to 26 of the Company's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     There is incorporated herein by reference the "Consolidated Financial Statements" of The Foothill Group, Inc. and its subsidiary, together with the Report of Ernst & Young, Independent Auditors, on pages 27 to 43 of the Company's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

     With the exception of the information incorporated in Items 1, 5, 6, 7 and 8, the Annual Report is not deemed filed as part of this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 3 to 6 of the Company's definitive Proxy Statement, dated March 21, 1994, filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided below under the caption "Executive Officers of the Registrant."

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are executive officers of the Registrant. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers. All of the Registrant's officers hold their respective offices at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

DON L. GEVIRTZ -- Chairman of the Board and Chief Executive Officer -- Age 66

     Mr. Gevirtz has been Chairman of the Board and Chief Executive Officer since April 1972.

JOHN F. NICKOLL -- President, Vice Chairman of the Board, Co-Chief Executive
                   Officer and Chief Operating Officer -- Age 59

     Mr. Nickoll has been President since April 1977. Since April 1972, he has been Vice Chairman of the Board and Chief Operating Officer. He has been Co-Chief Executive Officer since January 1985.

DAVID C. HILTON -- Executive Vice President -- Age 46

     Mr. Hilton was elected Executive Vice President in January 1990 and had served as Chief Financial Officer since November 1984, Senior Vice President since March 1983 and as Controller from April 1979 through October 1984. He was elected Executive Vice President of Foothill Capital in June 1985.

PETER E. SCHWAB -- Executive Vice President -- Age 50

     Mr. Schwab was elected Executive Vice President in January 1990 and had served as Senior Vice President since December 1984 and Senior Vice President of Foothill Capital since February 1983. He was elected President of Foothill Capital in August 1986.

HENRY K. JORDAN -- Senior Vice President, Chief Financial Officer and Secretary -- Age 37

     Mr. Jordan was elected Senior Vice President in January 1994 and has served as Chief Financial Officer and Secretary since February 1990. He had served as Vice President and Controller since November 1984. He was elected Senior Vice President of Foothill Capital in September 1986.

ITEM 11.  EXECUTIVE COMPENSATION.

     There is incorporated herein by reference the information from the section entitled "Executive Compensation" on pages 7 to 14 of the Company's definitive Proxy Statement, dated March 21, 1994, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is incorporated herein by reference the information from the section entitled "Voting Securities" on pages 1 to 3 and "Election of Directors" on pages 3 to 6 of the Company's definitive Proxy Statement, dated March 21, 1994, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There is incorporated herein by reference the information from the section entitled "Transactions with Management and Others" on pages 15 to 16 of the Company's definitive Proxy Statement, dated March 21, 1994, filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1 and 2. Financial Statements and Financial Statement Schedules

        The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

          3. List of Exhibits

        The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K. In addition, following is a list of each executive compensation plan and arrangement required to be filed as an exhibit.

                                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
                  --------------------------------------------------------------------------
            (A)   Employment Agreement -- Don L. Gevirtz; Form 10-K for year ended December
                  31, 1990, Exhibit 10.1.
            (B)   Employment Agreement -- John F. Nickoll; Form 10-K for year ended December
                  31, 1990, Exhibit 10.2.
            (C)   Form of Employment Agreement -- Senior Management; Form 10-K for year ended December 31, 1990, Exhibit 10.3.
            (D)   Amended and Restated Top Executive Incentive Compensation Plan, dated July
                  1, 1992; Form 10-K for year ended December 31, 1992, Exhibit 10.4.
            (E)   Amended and Restated Employee Stock Option Plan; Proxy Statement dated
                  March 21, 1988, Exhibit A.
            (F)   Flexible Premium Life Insurance, Split Dollar Plan; Form 10-K for year ended December 31, 1990, Exhibit 10.6.
            (G)   1990 Foothill Performance and Equity Incentive Plan; Proxy Statement dated
                  March 8, 1990, Appendix A.
            (H)   Supplemental Executive Retirement Plan; Form 10-K for year ended December
                  31, 1990, Exhibit 10.23.
            (I)   Retirement Plan for Outside Directors; Form 10-K for year ended December
                  31, 1990; Exhibit 10.24.
            (J)   Amended and Restated Agreement of Limited Partnership of Foothill
                  Partners, L.P., a Delaware limited partnership; Form 10-Q for quarter ended September 30, 1990, Exhibit 10.36.
            (K)   First Amendment dated June 29, 1992 to Amended and Restated Agreement of
                  Limited Partnership of Foothill Partners, L.P., a Delaware limited partnership; Form 10-Q for quarter ended June 30, 1992, Exhibit 10.17(a).
            (L)   Agreement of Limited Partnership of Foothill Partners II, L.P., a Delaware
                  limited partnership, dated December 22, 1992; Form 10-K for year ended
                  December 31, 1992, Exhibit 10.15.
            (M)   First Amendment to The Foothill Group, Inc. Supplemental Executive
                  Retirement Plan; Form 10-K for year ended December 31, 1993, Exhibit
                  10.8(a)

     (b) Reports on Form 8-K

        During the quarter ended December 31, 1993 and through the date of this filing, the following reports on Form 8-K were filed:

            October 28, 1993 -- Item 7:     Financial Statements and Exhibits
            December 6, 1993 -- Item 7:     Financial Statements and Exhibits
            January 10, 1994 -- Item 7:     Financial Statements and Exhibits
            January 31, 1994 -- Item 7:     Financial Statements and Exhibits

     (c) Exhibits

          The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.

                            THE FOOTHILL GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                  (ITEM 14(A))

                                                                             PAGE REFERENCES
                                                                       ---------------------------
                                                                                   INCORPORATED BY
                                                                                   REFERENCE FROM
                                                                                    ANNUAL REPORT
                                                                       FORM 10-K   TO STOCKHOLDERS
                                                                       ---------   ---------------
Report of Ernst & Young, Independent Auditors........................                      43
Consolidated Financial Statements:
  Consolidated Balance Sheets at December 31, 1993 and 1992..........                      27
  Consolidated Statements of Income for the years ended December 31,
     1993, 1992 and 1991.............................................                      28
  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1993, 1992 and 1991................................                      29
  Consolidated Statements of Cash Flows for the years ended December
     31, 1993, 1992 and 1991.........................................                      30
  Notes to Consolidated Financial Statements.........................                   31-42
Financial Statement Schedules:
  III -- Condensed Financial Information of Registrant
     (unconsolidated)................................................     7-11
  IX -- Short-Term Borrowings (consolidated).........................       12

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes in the Annual Report to Stockholders for the year ended December 31, 1993.

                            THE FOOTHILL GROUP, INC.
                                (PARENT COMPANY)

               SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF
                          REGISTRANT (UNCONSOLIDATED)

                   CONDENSED BALANCE SHEETS (UNCONSOLIDATED)

                           DECEMBER 31, 1993 AND 1992

                                     ASSETS

                                                                        1993           1992
                                                                    ------------   ------------
Cash and cash equivalents.........................................  $  5,409,000   $  3,254,000
Investments.......................................................     7,839,000      5,098,000
Finance receivables, net..........................................     7,645,000      1,365,000
Investment in Foothill Capital, at equity.........................   114,133,000     83,127,000
Net assets of discontinued operations.............................            --     16,830,000
Advances to Foothill Capital......................................    10,500,000     12,250,000
Prepaid income taxes..............................................     3,323,000      3,335,000
Other assets......................................................     9,945,000      7,892,000
                                                                    ------------   ------------
                                                                    $158,794,000   $133,151,000
                                                                    ------------   ------------
                                                                    ------------   ------------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accrued and other liabilities...................................  $  6,646,000   $  4,139,000
Stockholders' equity..............................................   152,148,000    129,012,000
                                                                    ------------   ------------
                                                                    $158,794,000   $133,151,000
                                                                    ------------   ------------
                                                                    ------------   ------------

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                                (PARENT COMPANY)

               SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF
                    REGISTRANT (UNCONSOLIDATED) (CONTINUED)

                CONDENSED STATEMENTS OF INCOME (UNCONSOLIDATED)

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                          1993            1992            1991
                                                       -----------     -----------     ----------
Revenues:
Interest income from:
  Investments........................................  $   215,000     $   353,000     $  244,000
  Finance receivables................................      684,000          51,000         76,000
  Advances to subsidiaries...........................    2,362,000       2,360,000      1,769,000
Fees and other income................................    6,196,000       3,303,000      5,146,000
Gain on investments..................................    5,257,000       3,374,000      1,022,000
                                                       -----------     -----------     ----------
Total revenues.......................................   14,714,000       9,441,000      8,257,000
                                                       -----------     -----------     ----------
Costs and expenses:
  Interest...........................................      283,000       2,706,000      6,475,000
  Provision for credit losses........................      539,000          30,000        920,000
  General and administrative.........................    4,084,000       2,258,000      1,204,000
                                                       -----------     -----------     ----------
Total costs and expenses.............................    4,906,000       4,994,000      8,559,000
                                                       -----------     -----------     ----------
Income (loss) from continuing operations before
  provision for income taxes and other items below...    9,808,000       4,447,000       (342,000)
Provision for income taxes...........................    4,119,000       1,771,000        165,000
                                                       -----------     -----------     ----------
Income (loss) from continuing operations.............    5,689,000       2,676,000       (507,000)
Income (loss) from discontinued operations...........   (1,579,000)        563,000        374,000
                                                       -----------     -----------     ----------
Income (loss) before items below.....................    4,110,000       3,239,000       (133,000)
Equity in income of subsidiary before extraordinary
  items:
  Foothill Capital...................................   15,134,000       9,458,000      6,191,000
Extraordinary items, net.............................     (561,000)       (552,000)       213,000
                                                       -----------     -----------     ----------
Net income...........................................  $18,683,000     $12,145,000     $6,271,000
                                                       -----------     -----------     ----------
                                                       -----------     -----------     ----------
Cash dividends from subsidiaries:
  Foothill Capital...................................  $        --     $        --     $3,020,000
                                                       -----------     -----------     ----------
                                                       -----------     -----------     ----------
                                                       $        --     $        --     $3,020,000
                                                       -----------     -----------     ----------
                                                       -----------     -----------     ----------

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                                (PARENT COMPANY)

               SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF
                    REGISTRANT (UNCONSOLIDATED) (CONTINUED)

              CONDENSED STATEMENTS OF CASH FLOWS (UNCONSOLIDATED)

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                        1993           1992           1991
                                                     -----------    -----------    -----------
Cash flows from operating activities:
  Income from continuing operations before
     extraordinary items...........................  $18,683,000    $12,697,000    $ 6,058,000
  Adjustments to reconcile income before
     extraordinary items to net cash provided by
     operating activities:
     Equity in undistributed income of Foothill
       Capital before extraordinary items..........  (15,134,000)    (9,458,000)    (3,171,000)
     Net (income) loss from discontinued
       operations..................................    1,579,000       (563,000)      (374,000)
     Provision for credit losses...................      539,000         30,000        920,000
     Net gain on investments.......................   (5,257,000)    (3,374,000)    (1,022,000)
     Amortization of deferred fund and debt
       issuance costs..............................    1,545,000        929,000      1,528,000
     Increase (decrease) in accrued and other
       liabilities.................................    2,507,000       (744,000)       299,000
     Decrease in prepaid income taxes..............       12,000      1,081,000      1,666,000
     Other.........................................     (423,000)      (190,000)       920,000
                                                     -----------    -----------    -----------
          Net cash provided by operating
            activities.............................    4,051,000        408,000      6,824,000
                                                     -----------    -----------    -----------
Cash flows from investing activities:
  Distributions received from partnerships and
     proceeds from sales of investments............    9,705,000      4,820,000      2,648,000
  Contributions made to partnerships and purchases
     of investments................................   (3,950,000)    (2,125,000)            --
  Proceeds received from net finance receivables...   16,063,000      2,099,000     11,233,000
  Disbursements made for net finance receivables...  (22,883,000)    (2,700,000)    (7,550,000)
  Advances (to) from discontinued operations.......    1,000,000     (1,000,000)            --
  Proceeds from repayments of advances to Foothill
     Capital.......................................    1,750,000      1,750,000      1,750,000
                                                     -----------    -----------    -----------
          Net cash provided by investing
            activities.............................    1,685,000      2,844,000      8,081,000
                                                     -----------    -----------    -----------
Cash flows from financing activities:
  Increase in deferred costs.......................   (4,191,000)    (1,156,000)    (1,973,000)
  Payments on senior notes payable.................           --    (23,682,000)    (6,553,000)
  Payments on and retirements of subordinated notes
     and debentures................................           --     (6,376,000)    (7,822,000)
  Issuance of preferred stock, net of related
     costs.........................................           --             --      2,900,000
  Dividends paid on preferred stock................     (270,000)      (415,000)            --
  Issuance of common stock, net of related costs...    2,276,000     29,293,000        774,000
  Dividends paid per common share ($.09 in 1993)...   (1,396,000)            --             --
                                                     -----------    -----------    -----------
          Net cash used in financing activities....   (3,581,000)    (2,336,000)   (12,674,000)
                                                     -----------    -----------    -----------
Net increase in cash and cash equivalents..........    2,155,000        916,000      2,231,000
Cash and cash equivalents at beginning of year.....    3,254,000      2,338,000        107,000
                                                     -----------    -----------    -----------
Cash and cash equivalents at end of year...........  $ 5,409,000    $ 3,254,000    $ 2,338,000
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------
Cash paid during the year for:
  Interest expense.................................  $   278,000    $ 3,314,000    $ 5,613,000
  Income taxes.....................................  $14,978,000    $12,140,000    $ 6,603,000

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNCONSOLIDATED)

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     For financial reporting purposes, the subsidiary's provision for income taxes is determined on a separate company basis. The subsidiary's tax benefits are not limited by the consolidated group's ability to utilize these tax benefits. The difference between the provision of the subsidiary and the consolidated provision is accounted for by the parent company.

     The presentation of certain prior year amounts has been conformed to the 1993 presentation.

     All previously reported financial results of Foothill Thrift and Loan are classified as discontinued operations.

     For information concerning other significant accounting policies followed, restrictions on investments in subsidiaries and extraordinary items, reference is made to Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1993.

NOTE 2 -- INDEBTEDNESS

     See Notes 3 and 4 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1993.

NOTE 3 -- CONTINGENCIES

     See Note 8 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1993.

                            THE FOOTHILL GROUP, INC.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                                 (CONSOLIDATED)

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                               MAXIMUM         AVERAGE        WEIGHTED
                                                  WEIGHTED      AMOUNT         AMOUNT          AVERAGE
                                     BALANCE      AVERAGE    OUTSTANDING     OUTSTANDING    INTEREST RATE
                                    AT END OF     INTEREST      DURING         DURING        DURING THE
           DESCRIPTION                PERIOD        RATE      THE PERIOD    THE PERIOD(1)     PERIOD(2)
- ---------------------------------  ------------   --------   ------------   -------------   -------------
1993:
  $235,000,000 line of credit....  $         --       --     $  8,000,000   $     153,000        6.3%
  $10,000,000 line of credit.....            --       --       10,000,000       1,918,000        5.0%
  Commercial paper...............   148,283,000     3.8%      160,986,000     114,786,000        3.9%
1992:
  $195,000,000 line of credit....  $         --       --     $143,000,000   $  35,692,000        6.4%
  $10,000,000 line of credit.....            --       --       10,000,000         231,000        5.5%
  Commercial paper...............    64,915,000     4.4%      149,366,000      88,953,000        4.6%
  Borrowings secured by
     marketable securities.......            --       --          476,000          18,000        3.5%
1991:
  $245,000,000 line of credit....  $139,800,000     6.9%     $193,900,000   $ 150,702,000        8.0%
  Commercial paper...............    10,886,000     5.1%       19,855,000       6,363,000        6.1%
  Borrowings secured by
     marketable securities.......       479,000     7.0%        1,710,000         986,111        9.5%

- ---------------

(1) The average amount outstanding for each period is an actual daily average.

(2) The weighted average interest rate for each period was computed by dividing the interest expense by the average amount outstanding and excludes commitment fees.

(3) For information concerning the terms of short-term borrowings, reference is made to Note 3 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE FOOTHILL GROUP, INC.

                                          By:      /s/  DON L. GEVIRTZ
                                              -------------------------------
                                                       Don L. Gevirtz
                                                  Chief Executive Officer

                                          Date: March 21, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                 TITLE                    DATE
                  ---------                                 ------                   ----
               DON L. GEVIRTZ                  Chairman of the Board and Chief   March 21, 1994
- -------------------------------------------           Executive Officer
               Don L. Gevirtz

               JOHN F. NICKOLL                 President, Vice Chairman of the   March 21, 1994
- -------------------------------------------       Board, Co-Chief Executive
               John F. Nickoll                    Officer and Chief Operating
                                                           Officer

               DAVID C. HILTON                    Executive Vice President       March 21, 1994
- ------------------------------------------
               David C. Hilton

               HENRY K. JORDAN                  Senior Vice President, Chief     March 21, 1994
- ------------------------------------------     Financial Officer and Secretary
               Henry K. Jordan

                WARREN BENNIS                          Director                  March 21, 1994
- ------------------------------------------
                Warren Bennis

             JOSEPH J. FINN-EGAN                       Director                  March 21, 1994
- ------------------------------------------
             Joseph J. Finn-Egan

              JEFFREY A. LIPKIN                        Director                  March 21, 1994
- ------------------------------------------
              Jeffrey A. Lipkin

                ARTHUR MALIN                           Director                  March 21, 1994
- ------------------------------------------
                Arthur Malin

               STEVEN L. VOLLA                         Director                  March 21, 1994
- ------------------------------------------
               Steven L. Volla

                            THE FOOTHILL GROUP, INC.

                               INDEX TO EXHIBITS

                                  (ITEM 14(C))

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                   DESCRIPTION                                   PAGE
  ------      ---------------------------------------------------------------------  ------------
    3.1       Certificate of Incorporation (as amended)(18)........................
    3.2       By-Laws as amended(18)...............................................
    3.2 (a)   Amendment to By-Laws dated February 1, 1991(18)......................
    4.1       Preferred Stock Purchase Agreement including exhibits dated May 10,
              1991 by and between the Registrant and Recovery Equity Investors,
              L.P.(12).............................................................
   10.1       Employment Agreement -- Don L. Gevirtz(14)...........................
   10.2       Employment Agreement -- John F. Nickoll(14)..........................
   10.3       Form of Employment Agreement -- Senior Management(14)................
   10.4       Amended and Restated Top Executive Incentive Compensation Plan dated
              July 1, 1992(22).....................................................
   10.5       Amended and Restated Employee Stock Option Plan(5)...................
   10.6       Flexible Premium Life Insurance, Split Dollar Plan(14)...............
   10.7       1990 Foothill Performance and Equity Incentive Plan(11)..............
   10.8       Supplemental Executive Retirement Plan(14)...........................
   10.8 (a)   First Amendment to The Foothill Group, Inc. Supplemental Executive
              Retirement Plan(1)...................................................
   10.9       Retirement Plan for Outside Directors(14)............................
   10.10      Agreement of Foothill Managers Limited, a California Limited
              Partnership, as amended(4)...........................................
   10.11      Agreement of Foothill Managers Limited II, a California Limited
              Partnership(7).......................................................
   10.12      Agreement of Limited Partnership of The Foothill Fund, a California
              Limited Partnership(6)...............................................
   10.12(a)   First Amendment to Agreement of Limited Partnership of The Foothill
              Fund(6)..............................................................
   10.12(b)   Second Amendment to Agreement of Limited Partnership of The Foothill
              Fund(7)..............................................................
   10.12(c)   Third Amendment to Agreement of Limited Partnership of The Foothill
              Fund(8)..............................................................
   10.13      Agreement of Limited Partnership of Foothill Recovery Fund, a
              California Limited Partnership(7)....................................
   10.13(a)   First Amendment to Agreement of Limited Partnership of Foothill
              Recovery Fund, a California Limited Partnership(8)...................
   10.13(b)   Second Amendment to Agreement of Limited Partnership of Foothill
              Recovery Fund, a California Limited Partnership(8)...................
   10.14      Amended and Restated Agreement of Limited Partnership of Foothill
              Partners, L.P., a Delaware Limited Partnership(10)...................
   10.14(a)   First Amendment dated June 29, 1992 to Amended and Restated Agreement of Limited Partnership of Foothill Partners, L.P., a Delaware Limited
              Partnership(17)......................................................
   10.15      Agreement of Limited Partnership of Foothill Partners II, L.P., a
              Delaware Limited Partnership dated December 22, 1992(22).............

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                   DESCRIPTION                                   PAGE
  ------                                   -----------                               ------------
   10.16      Loan Agreement dated November 10, 1980 by and between Foothill
              Capital Corporation and Connecticut General Life Insurance
              Company(4)...........................................................
   10.16(a)   First Amendment to Loan Agreement dated March 16, 1981 between
              Foothill Capital Corporation and Connecticut General Life Insurance
              Company(4)...........................................................
   10.16(b)   Second Amendment to Loan Agreement dated as of June 30, 1987 between
              Foothill Capital Corporation and CIGNA Investments, Inc.(3)..........
   10.17      Loan Agreement dated January 23, 1990 by and between Foothill Capital
              Corporation and various lenders as noted in the loan agreement(15)...
   10.17(a)   First Amendment dated May 30, 1991 to Loan Agreement dated January
              23, 1990 by and between Foothill Capital Corporation and various lenders as noted in the amendment(13)................................
   10.18      Loan Agreement dated June 15, 1990 by and between Foothill Capital
              Corporation and various lenders as noted in the loan agreement(9)....
   10.18(a)   First Amendment dated May 30, 1991 to Loan Agreement dated June 15,
              1990 by and between Foothill Capital Corporation and various lenders as noted in the amendment(13)........................................
   10.19      Loan Agreement dated May 8, 1991 by and between Foothill Capital
              Corporation and various lenders as noted in the loan agreement(12)...
   10.20      Loan Agreement dated January 31, 1992 by and between Foothill Capital
              Corporation and various lenders as noted in the loan agreement(18)
   10.21      Loan Agreement dated as of April 29, 1992 by and between Foothill
              Capital Corporation and various lenders as noted in the loan agreement(19)........................................................
   10.22      Omnibus Amendment dated October 1, 1992 to Loan Agreements dated
              November 10, 1980, January 23, 1990, June 15, 1990, May 8, 1991,
              January 31, 1992 and April 29, 1992 by and between Foothill Capital
              Corporation and various lenders as noted in the amendment(22)........
   10.23      Note Agreement dated November 1, 1992 by and between Foothill Capital
              Corporation and various lenders as noted in the note agreement(22)...
   10.24      Note Agreement dated October 1, 1993 by and between Foothill Capital
              Corporation and various lenders as noted in the note agreement(1)....
   10.25      Amended and Restated Loan Agreement dated as of June 30, 1993 by and among Foothill Capital Corporation and National Westminster Bank USA,
              as Documentation Agent, Bank of America NT&SA, as Administrative
              Agent, and the other banks named in the loan agreement(20)...........
   10.26      Amended and Restated Letter of Credit and Guaranty Agreement dated as of August 6, 1993 among Foothill Capital Corporation, Bank of America
              NT&SA, as Agent and as Issuing Bank and other banks named in the agreement(21)........................................................
   10.27      Second Amended and Restated Letter of Credit and Guaranty Agreement
              dated as of August 6, 1993 by and among Foothill Capital Corporation and Union Bank, as Agent and as Issuing Bank(21).....................
   10.28      ISDA Interest Rate Swap Agreement dated May 17, 1990 by and between
              Foothill Capital Corporation and Continental Bank N.A.(9)............
   10.28(a)   First Amendment dated as of March 13, 1992 to ISDA Interest Rate Swap
              Agreement dated May 17, 1990 by and between Foothill Capital
              Corporation and Continental Bank N.A.(16)............................

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                   DESCRIPTION                                   PAGE
  ------      ---------------------------------------------------------------------  ------------
   10.29      ISDA Interest Rate Swap Agreement dated May 21, 1990 by and between
              Foothill Capital Corporation and Commonwealth Bank of Australia(9)...
   10.30      ISDA Interest Rate and Currency Exchange Agreement dated March 4,
              1992 between Foothill Capital Corporation and Sanwa Bank
              California(16).......................................................
   10.31      ISDA Interest Rate Swap Agreement dated March 12, 1992 between
              Foothill Capital Corporation and National Westminster Bank USA(16)...
   10.32      ISDA Master Agreement dated as of August 24, 1993 between Foothill
              Capital Corporation and Bank of America NT&SA(21)....................
   10.33      ISDA Interest Rate and Currency Exchange Agreement dated as of July
              19, 1993 between Foothill Capital Corporation and Westdeutche
              Landesbank Girozentrale(21)..........................................
   10.34      Floating Rate Note with a principal amount of $5,000,000 due August
              15, 1994(21).........................................................
   10.35      Floating Rate Note with a principal amount of $5,000,000 due August
              31, 1994(21).........................................................
   11.1       Computation of Earnings Per Common Share(1)..........................
   13.1       Annual Report to Stockholders for the year ended December 31, 1993(1 and 2)...............................................................
   22.1       Subsidiaries of the Registrant(1)....................................
   23.1       Consent of Independent Auditors(1)...................................
   28         Consolidated Financial Statements of Foothill Capital Corporation for
              the year ended December 31, >1993(1).................................

- ---------------

 (1) Filed herewith.

 (2) Except for the portions thereof which are expressly incorporated by reference into this Form 10-K, such Annual Report to Stockholders is not deemed filed as part of this report.

 (3) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.

 (4) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1986.

 (5) Incorporated herein by reference from Exhibit A of Registrant's 1988 proxy statement dated March 21, 1988.

 (6) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988.

 (7) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1988.

 (8) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

 (9) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

(10) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.

(11) Incorporated herein by reference from Appendix A of Registrant's 1990 proxy statement dated March 8, 1990.

(12) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

(13) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(14) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1990.

(15) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, >1989.

(16) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

(17) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(18) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1991.

(19) Incorporated herein by reference from Exhibit 10.34 to Registrant's Amendment No. 2 to Form S-2 Registration Statement No. 33-46673.

(20) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(21) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(22) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1992.