Form 10-Q
period 1994-03-31
FOOTHILL GROUP INC
filed 1994-05-09
CIK 37941

                                 United States
                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

  (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31,1994

                                       or

  ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from _________________ to _________________

Commission file number 0-5467


                            THE FOOTHILL GROUP, INC.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               94-1663353
- - ---------------------------------------   ------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

      11111 Santa Monica Boulevard
         Los Angeles, California                          90025
- - ---------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (310) 996-7000
- - ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
- - ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

         Title of Each Class                   Number of Shares Outstanding
         -------------------                   ----------------------------
  Class A Common Stock, No Par Value                    16,592,016
                                                   (As of March 31,1994)

                            THE FOOTHILL GROUP, INC.

                                   FORM 10-Q

                                     INDEX





Part I - Financial Information                                                                              Page No.
- - ------------------------------                                                                              --------

Item 1.        Financial Statements

               Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1

               Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . . .              2

               Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . .              3

               Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .         4 to 5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .        6 to 12



Part II - Other Information
- - ---------------------------

Items 1 to 6    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14

                            THE FOOTHILL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1994 AND DECEMBER 31, 1993
                             (Dollars in thousands)
ITEM 1

- - ------------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       1994               1993
- - ------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)

ASSETS
Cash and cash equivalents                                                              $ 16,368           $ 50,907
Finance receivables:
    Accounts receivable loans                                                           335,586            326,373
    Term loans                                                                          185,111            188,145
- - ------------------------------------------------------------------------------------------------------------------
        Finance receivables                                                             520,697            514,518
    Allowance for credit losses                                                          14,657             14,057
- - ------------------------------------------------------------------------------------------------------------------
        Finance receivables, net                                                        506,040            500,461

Repossessed assets, net                                                                       -                  -
Equity, debt and partnership investments                                                 32,715             32,842
Prepaid income taxes                                                                      9,196              9,009
Deferred fund and debt issuance costs, net                                                8,793              9,897
Property and equipment, at cost less accumulated depreciation and
    amortization ($1,920 at March 31, 1994; $1,769 at December 31, 1993)                  2,239              2,269
Other assets                                                                              4,732              1,122
- - ------------------------------------------------------------------------------------------------------------------
                                                                                       $580,083           $606,507
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Commercial paper                                                                   $ 98,829           $148,283
    Senior notes payable                                                                236,806            237,404
    Accounts payable and accrued liabilities                                             26,740             14,948
    Subordinated notes and debentures                                                    53,725             53,725
- - ------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                               416,100            454,360
- - ------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Convertible preferred stock, $1.00 par value, $30.00 per share
        preference, 9% cumulative, 100,000 shares issued and outstanding                  2,900              2,900
    Class A common stock, no par value, 16,592,016 shares
        issued and outstanding (16,538,874 at December 31, 1993)                        101,686            101,285
    Unrealized gains, net of tax, on marketable debt and equity securities               20,561             19,672
    Retained earnings                                                                    38,836             28,290
- - ------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                      163,983            152,147
- - ------------------------------------------------------------------------------------------------------------------
                                                                                       $580,083           $606,507
==================================================================================================================


                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                 (Dollars in thousands, except per share data)



- - --------------------------------------------------------------------------------------------------------------
                                                                                           1994         1993
- - --------------------------------------------------------------------------------------------------------------
Interest income                                                                           $15,146      $12,984
Interest expense                                                                            5,177        4,940
- - --------------------------------------------------------------------------------------------------------------
Interest margin                                                                             9,969        8,044
Fees and other income                                                                       8,964        4,733
- - --------------------------------------------------------------------------------------------------------------
Total margin                                                                               18,933       12,777
Gain on investments, net                                                                   10,146          179
Provision for credit losses                                                                 2,415        3,403
General and administrative                                                                  6,590        4,357
- - --------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                                      20,074        5,196
Provision for income taxes - continuing operations                                          8,632        2,187
- - --------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                          11,442        3,009
Income from discontinued operations                                                             -          410
- - --------------------------------------------------------------------------------------------------------------
Net income                                                                                $11,442      $ 3,419
==============================================================================================================
Per share data (shares in thousands):
    Primary:
       Income from continuing operations                                                  $  0.67      $  0.18
       Discontinued operations                                                                  -         0.02
- - --------------------------------------------------------------------------------------------------------------
       Earnings per common and common equivalent share                                    $  0.67      $  0.20
==============================================================================================================
    Fully diluted:
       Income from continuing operations                                                  $  0.65      $  0.18
       Discontinued operations                                                                  -         0.02
- - --------------------------------------------------------------------------------------------------------------
       Earnings per common share assuming full dilution                                   $  0.65      $  0.20
==============================================================================================================
     Number of shares used in per share computations:
        Primary                                                                            16,962       16,537
==============================================================================================================
        Fully diluted                                                                      17,629       17,215
==============================================================================================================


                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                             (Dollars in thousands)


- - ---------------------------------------------------------------------------------------------------------------
                                                                                        1994            1993
- - ---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Income from continuing operations                                                    $   11,442       $   3,009
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
            Provision for credit losses                                                   2,415           3,403
            Net gain on investments                                                     (10,146)           (179)
            Depreciation and amortization                                                   150             132
            Amortization of deferred fund and debt issuance costs                           560             539
            Increase in accounts payable and accrued liabilities                         11,794           2,657
            Income from discontinued operations                                               -             410
            Other                                                                        (3,777)          1,437
- - ---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                12,438          11,408
- - ---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Proceeds from sales of investments and distributions from partnerships               12,278           2,321
    Contributions made to partnerships and purchases of investments                      (1,116)           (627)
    Payments received from net finance receivables and sales of
        repossessed assets                                                            1,346,697         874,668
    Disbursements made for net finance receivables and repossessed assets            (1,354,690)       (929,029)
    Purchase of property and equipment                                                     (120)           (114)
- - ---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                       3,049         (52,781)
- - ---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Decrease (increase) in deferred fund and debt issuance costs                            544            (711)
    Proceeds from commercial paper sales                                                163,988         119,721
    Payments on commercial paper maturities                                            (213,442)       (103,008)
    Proceeds from senior notes payable and net bank borrowings                                -           3,200
    Payments on senior notes payable and net bank borrowings                               (599)         (3,496)
    Payments on subordinated notes and debentures                                             -          (3,780)
    Dividends paid per common share ($.05 in 1994)                                         (826)              -
    Dividends paid on preferred stock                                                         -             (68)
    Issuance of common stock, net of related costs                                          309              57
- - ---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     (50,026)         11,915
- - ---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                               (34,539)        (29,458)
Cash and cash equivalents at beginning of period                                         50,907          39,765
- - ---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $    16,368       $  10,307
===============================================================================================================
Cash paid during the period for:
   Interest expense                                                                 $     2,343       $   4,012
   Income taxes                                                                     $       196       $     261
===============================================================================================================


                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1994


NOTE 1.      BASIS OF PRESENTATION

         The interim Financial Statements included herein have been prepared by The Foothill Group, Inc. ("Registrant"; the Registrant together with its wholly owned subsidiary, Foothill Capital Corporation, or "Foothill Capital", is referred to as the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and of the results of its operations for the three month period ended March 31, 1994, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1994 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.


NOTE 2.      INCOME TAXES

         For the interim periods ended March 31, 1994 and 1993, the Company's provision for income taxes was 43% and 42%, respectively, which is based on combined state and federal statutory tax rates.


NOTE 3.      EARNINGS PER COMMON SHARE

         Primary earnings per common share were determined by dividing net income applicable to common stock by the weighted average number of common equivalent shares outstanding. Fully diluted earnings per share calculations also reflect the additional dilution which would occur through the conversion of the Company's Convertible Preferred Stock and the resultant increased availability of earnings due to the elimination of the cumulative dividend on this preferred stock.


NOTE 4.      CONTINGENCIES

Litigation

         There are several lawsuits and claims pending against the Company which management considers incident to normal operations, some of which seek substantial monetary damages. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from these lawsuits and claims would not materially affect the consolidated financial position of the Company.


NOTE 5.      EQUITY, DEBT AND PARTNERSHIP INVESTMENTS

         Equity securities are generally received as a result of exchanges of private debt instruments and discounted receivables for new securities of the reorganized debtors. At December 31, 1993, the Company adopted the requirements of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified its marketable debt and equity securities as "available for sale." Accordingly, these securities have been marked-to-market, with the increase in their carrying value net of income taxes, included as a component of stockholder's equity. Current market values of both equity securities and marketable debt securities are estimated by the Company's management based on market quotations which may be available only from a limited number of dealers (or, for some securities, are not available) and may not represent firm bids of such dealers or prices for actual sales. The Company has recorded valuation adjustments in cases where an "other than temporary" impairment in estimated net realizable value below the Company's cost basis in corporate marketable debt securities is believed to have occurred.

                            THE FOOTHILL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                                 MARCH 31, 1994


         The Company has investments in four limited partnerships, The Foothill Fund, Foothill Recovery Fund, Foothill Partners, L.P. and Foothill Partners II, L.P. ("the Funds"), in which the Registrant is a general partner. The 1% general partner interest in Foothill Partners, L.P. is owned 60% by the Registrant and 40% by certain of its officers as individuals. The 1% general partner interest in Foothill Partners II, L.P. is owned 48% by the Registrant and 52% by certain of its officers as individuals. The 1% general partner interest in The Foothill Fund and in Foothill Recovery Fund is wholly owned by the Registrant. The general partners make all investment decisions on behalf of the partnerships and manage their operations. Foothill Partners, L.P. and Foothill Partners II, L.P. were established to invest in performing and nonperforming senior bank loans of distressed companies. The Registrant is also a limited partner in The Foothill Fund and Foothill Recovery Fund. The Foothill Fund and Foothill Recovery Fund were established to invest, primarily, in the debt of restructuring and reorganizing companies. The Foothill Fund and Foothill Recovery Fund are in their final year of operation and are expected to be fully liquidated by December 31, 1994. The Registrant's investments in the Funds are accounted for on an equity basis.

         Management fees from the Funds, net of amortization of deferred fund issuance costs, totaled $1,538,000 and $1,704,000 for the three months ended March 31, 1994 and 1993, respectively. Equity method earnings recognized by the Registrant for its investments in the Funds for the three months ended March 31, 1994 and 1993 totaled $4,007,000 and $211,000, respectively, and are included in gain on investments.

         Foothill Capital has agreements to jointly purchase loans with Foothill Partners, L.P. and Foothill Partners II. L.P. At March 31, 1994, loans outstanding which were purchased under these agreements by Foothill Capital amounted to $39,376,000. Loan purchases, under both of these agreements, are subject to Foothill Capital's normal due diligence and loan approval process.


NOTE 6.      FEES AND OTHER INCOME

         Fees and other income consist primarily of fees and charges related to finance receivables, gains and losses from sales or exchanges of finance receivables and fees from asset management activities. Fees and charges related to finance receivables arise from the Company's commercial lending activities and include late charges, prepayment penalties, commitment and guarantee fees, unused line of credit fees and other miscellaneous charges. Although the relative amounts of the items included in the category of fees and charges related to finance receivables typically vary from year to year, the aggregate amount included in this category generally remains relatively stable. Gains and losses from sales or exchanges of finance receivables occur irregularly. The Company often does not control the timing of such exchanges, which typically occur in connection with the restructuring of discounted receivables held by the Company. Fees from asset management activities consist of fees received from limited partnerships in which the Registrant is the general partner. Asset management fees will increase or decrease depending on the amount of assets under management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


NOTE 7.      FOOTHILL THRIFT SPIN-OFF

         Effective December 23, 1993, the Registrant completed the spin-off of its Foothill Thrift and Loan subsidiary to the Regristrant's stockholders. All previously reported financial results of Foothill Thrift and Loan, through the record date for the spin-off, are classified as discontinued operations.

ITEM 2
                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

                The following tables illustrate selected financial data (dollars in thousands):

                                                                           Three months ended March 31,
                                                                     ---------------------------------------
                                                                            1994                 1993
                                                                     ------------------   ------------------
SELECTED OPERATING DATA FOR THE FOOTHILL GROUP, INC.*:
    Interest income                                                    $15,146   10.68%     $12,984   11.77%
    Interest expense                                                     5,177    3.65%       4,940    4.48%
- - ------------------------------------------------------------------------------------------------------------
    Interest margin                                                      9,969    7.03%       8,044    7.29%
    Fees and other income                                                8,964    6.32%       4,733    4.29%
- - ------------------------------------------------------------------------------------------------------------
    Total margin                                                        18,933   13.35%      12,777   11.58%
    Gain on investments, net                                            10,146    7.16%         179    0.16%
    Provision for credit losses                                          2,415    1.70%       3,403    3.08%
    General and administrative expenses                                  6,590    4.65%       4,357    3.95%
- - ------------------------------------------------------------------------------------------------------------
    Income from continuing operations before taxes                      20,074   14.16%       5,196    4.71%
    Provision for income taxes - continuing operations                   8,632    6.09%       2,187    1.98%
- - ------------------------------------------------------------------------------------------------------------
    Income from continuing operations                                   11,442    8.07%       3,009    2.73%
    Income from discontinued operations                                      -      -           410    0.37%
- - ------------------------------------------------------------------------------------------------------------
    Net income                                                         $11,442    8.07%     $ 3,419    3.10%
============================================================================================================

*Percentages are computed using average assets of continuing operations
 (excluding unrealized gains on investments) and have been annualized. Discontinued operations are those of Foothill Thrift and Loan which was spun off to stockholders on December 23, 1993.

SELECTED BALANCE SHEET DATA:
    Total assets                                                      $580,083             $495,565
    Average assets**                                                   567,013              457,695
    Average assets of continuing operations**                          567,013              441,376
    Average stockholders' equity**                                     139,961              130,431
    Average stockholders' equity in continuing operations**            139,961              114,112
    Finance receivables                                                520,697              447,347
    Average finance receivables**                                      520,821              415,887
===================================================================================================
    Sources of funds employed:
       Commercial paper and bank
           borrowings                                                 $ 98,829             $ 84,828
       Senior notes                                                    236,806              218,923
       Subordinated notes and debentures                                53,725               45,160
       Stockholders' equity                                            163,983              131,934
- - ---------------------------------------------------------------------------------------------------
       Total funds employed                                           $553,343             $480,845
===================================================================================================

**Averages are for the three months ended. Average assets and average equity exclude unrealized gains on marketable debt and equity securities.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)
                             (Dollars in thousands)

SELECTED FINANCIAL DATA FOR FOOTHILL CAPITAL CORPORATION:

                                                                                     --------------------------------------
                                                                                          Three months ended March 31,
                                                                                     --------------------------------------
                                                                                            1994                1993
- - ---------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA*:
   Interest income                                                                   $14,940    11.20%    $12,853    11.80%
   Interest expense                                                                    5,425     4.07%      5,222     4.79%
- - ---------------------------------------------------------------------------------------------------------------------------
   Interest margin                                                                     9,515     7.13%      7,631     7.01%
   Fees and other income                                                               7,173     5.38%      3,013     2.77%
- - ---------------------------------------------------------------------------------------------------------------------------
   Total margin                                                                       16,688    12.51%     10,644     9.78%
   Gain on investments, net                                                            5,017     3.76%          -       -
   Provision for credit losses                                                         2,415     1.81%      3,111     2.86%
   General and administrative expenses                                                 5,480     4.11%      3,823     3.51%
- - ---------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                                         13,810    10.35%      3,710     3.41%
   Provision for income taxes                                                          5,938     4.45%      1,558     1.43%
- - ---------------------------------------------------------------------------------------------------------------------------
   Net income                                                                        $ 7,872     5.90%    $ 2,152     1.98%
===========================================================================================================================

*Percentages are computed using average assets (excluding unrealized gains on investments) and have been annualized.

SELECTED BALANCE SHEET DATA:
   Total assets                                                                     $538,292              $453,862
   Average assets**                                                                  533,470               435,865
   Finance receivables                                                               513,563               442,504
   Average finance receivables**                                                     513,412               413,716
==================================================================================================================
   Sources of funds employed:
      Commercial paper and bank borrowings                                          $ 98,829              $ 84,828
      Senior notes                                                                   233,817               213,340
      Subordinated notes and debentures                                               63,225                57,410
      Stockholder's equity                                                           121,424                85,279
- - ------------------------------------------------------------------------------------------------------------------
      Total funds employed                                                          $517,295              $440,857
==================================================================================================================

**Averages are for the three months ended. Average assets exclude unrealized gains on marketable debt and equity securities.

OTHER SELECTED DATA:
   Nonperforming finance receivables
      and repossessed assets***                                                     $15,382                $18,481
   Allowance for credit losses                                                      $14,457                $11,377
   Actual writeoffs during the period                                               $ 1,815                $ 2,261
   Number of employees                                                                  111                    101
==================================================================================================================

***Includes repossessed assets and loans that have contractual installments more than sixty days past due.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


FINANCE RECEIVABLES OUTSTANDING

         Finance receivables increased $6,179,000 between December 31, 1993 and March 31, 1994 from $514,518,000 to $520,697,000. This increase in outstanding loans was primarily the result of new business at Foothill Capital, offset by normal loan repayments, payoffs and liquidations during the three month period.

         Included in finance receivables at March 31, 1994 and December 31, 1993 are purchased receivables totaling $41,808,000 and $44,262,000, respectively. These loans have an estimated market value of $45,208,000 and $49,480,000, which is $3,399,000 and $5,218,000 more than the carrying value at March 31, 1994 and December 31, 1993, respectively.


NET INCOME

         The Company recorded net income of $11,442,000 for the three months ended March 31, 1994 compared to $3,419,000 for the three months ended March 31, 1993. The increase in net income for the three months ended March 31, 1994 as compared to the three months ended March 31,1993 was primarily due to a significant increase in the gain on investments, a significant increase in fees and other income and a decrease in provision for credit losses offset by an increase in general and administrative expenses and the provision for income taxes. The previously reported January 1994 sale of the Company's debt and equity positions in G. Heileman Brewing Company, Inc. was primarily responsible for the significant increase in the gain on investments during the quarter ended March 31, 1994. Quarterly results of operations are not necessarily indicative of results of future quarters.


ANALYSIS OF INTEREST MARGIN

         Interest margin is the difference between interest income and interest expense. The Company calculates margin for these purposes without giving effect to fees and other income.

         Interest margin increased in dollars and decreased as a percentage of average assets for the three months ended March 31, 1994 compared to three months ended March 31, 1993. As a percentage of average assets, margin decreased from 7.29% to 7.03%. This decrease was due to a) increased liquidity at the Registrant, which was principally invested in lower yielding short term instruments and b) a decrease in the yields over the prime rate on average earning finance receivables at Foothill Capital offset by a reduction in cost of funds at Foothill Capital due to increases in outstanding commercial paper and the effect of swap agreements.


FEES AND OTHER INCOME

         For the three months ended March 31, 1994 and 1993, the Company recorded fees and other income of $8,964,000 and $4,733,000, respectively. The increase for the three month period ended March 31, 1994 was due to a significant increase in the level of gains on the sale and exchange of finance receivables at Foothill Capital and a higher level of fees related to accounts receivable lending at Foothill Capital offset by a slight decrease in asset management fees. The previously reported January 1994 sale of the Company's debt positions in G. Heileman Brewing Company, Inc. was primarily responsible for the significant increase in the gain on sales of finance receivables during the quarter ended March 31, 1994. The following table illustrates the composition of fees and other income for the periods indicated:

                                                                        THREE MONTHS ENDED
                                                                       --------------------
(Dollars in thousands)                                                 3/31/94      3/31/93
- - -------------------------------------------------------------------------------------------
Fees related to finance receivables                                    $2,654        $1,833
Gains from sales and exchanges of finance receivables                   4,718         1,126
Asset management fees, net                                              1,538         1,704
Other income                                                               54            70
- - -------------------------------------------------------------------------------------------
    Total fees and other income                                        $8,964        $4,733
===========================================================================================

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


WRITEOFFS AND ALLOWANCE FOR CREDIT LOSSES

         The Company maintains an allowance for credit losses at a level it considers adequate to cover future potential losses on finance receivables. The amount of the allowance is based on management's evaluation of numerous factors, including historical loss experience and adequacy of collateral. The level of the allowance is affected by the provision for losses charged to expense, writeoffs and recoveries of amounts previously written off.

         The provision for credit losses decreased from $3,403,000 for the three months ended March 31, 1993 to $2,415,000 for the three months ended March 31, 1994. As shown in the table below, the decrease in the provision was primarily due to lower actual writeoffs recorded in the three months ending March 31, 1994. The general allowance for credit losses as a percentage of finance receivables plus repossessed assets was increased from 2.54% to 2.81% at March 31, 1993 and 1994, respectively.

         The following chart illustrates the level of the allowance, the provision charged to expense and net credit losses:

                                                                                      THREE MONTHS ENDED
                                                                           ----------------------------------------
(Dollars in thousands)                                                      3/31/94         12/31/93       3/31/93
- - -------------------------------------------------------------------------------------------------------------------
Finance receivables plus repossessed assets                                $520,697         $514,518       $447,347
Allowance for credit losses                                                  14,657           14,057         11,377
Percent of such allowance to finance receivables plus repossessed             2.81%            2.73%          2.54%
Actual writeoffs during the period, net of recoveries                         1,815            2,450          2,553
Provision for credit losses charged to income during the period               2,415            3,050          3,403
Percent of provision for credit losses to net writeoffs during the             133%             124%           133%
Percent of net writeoffs to finance receivables plus repossessed              0.35%            0.48%          0.57%
Annualized percent of net writeoffs to finance receivables plus
     repossessed assets                                                       1.39%            1.90%          2.28%
===================================================================================================================

NONPERFORMING FINANCE RECEIVABLES AND REPOSSESSED ASSETS

         The following table contains information concerning delinquencies on loans under which installments are more than sixty days past due, loans which are contractually in default, other than discounted finance receivables, and for which legal proceedings have been initiated to repossess or liquidate the underlying collateral, and repossessed assets, all of which are classified as nonperforming assets. Nonperforming assets have a significant effect on interest margin and general and administrative expense since the Company does not recognize income on these accounts but does incur holding costs (primarily interest expense). As the following table illustrates, the Company's nonperforming assets as a percent of finance receivables plus repossessed assets decreased from 3.17% at December 31, 1993 to 2.95% at March 31, 1994:

(Dollars in thousands)                                                     3/31/94       12/31/93       3/31/93
- - ---------------------------------------------------------------------------------------------------------------
Finance receivables plus repossessed assets                                $520,697      $514,518      $447,347
Loans more than 60 days past due                                             15,382        16,296        18,860
Percent of above to finance receivables plus repossessed assets               2.95%         3.17%         4.22%
Repossessed assets, net                                                           -             -             -
Percent of above to finance receivables plus repossessed assets                   -             -             -
- - ---------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                 $ 15,382      $ 16,296      $ 18,860
===============================================================================================================
Percent of above to finance receivables plus repossessed assets               2.95%         3.17%         4.22%
===============================================================================================================

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


         As shown in the preceding table, nonperforming assets have decreased in both dollars and as a percentage of finance receivables plus repossessed assets since December 31, 1993. Historically, such percentage of nonperforming assets has generally ranged between 3% and 6% of finance receivables plus repossessed assets and has fluctuated within this range from quarter to quarter. The Company expects continued fluctuations in the amount of nonperforming assets. The Company's finance receivable portfolio is well diversified within various industries. This diversification should reduce the risk that nonperforming assets will increase materially.

         Loans more than 60 days past due can vary based on borrowers' timeliness in servicing their obligations. Foreclosure proceedings can commence at any time, but generally commence when payments are past due 91 days or more. Repossession occurs when the Company has taken physical possession and title to the chattel or other property.

         Repossessed assets and loans more than 60 days past due have been written down to estimated realizable values. These values are based on management's evaluation of numerous factors, including costs and length of time held prior to ultimate disposition, appraisals, sales of comparable assets and estimated market conditions at projected disposal dates.


GENERAL AND ADMINISTRATIVE EXPENSES

         The following table sets forth major items of general and administrative expenses for the periods indicated:

                                                                                           THREE MONTHS ENDED
                                                                                           -------------------
(Dollars in thousands)                                                                     3/31/94     3/31/93
- - --------------------------------------------------------------------------------------------------------------
Employee related                                                                            $4,992      $3,027
Occupancy and office                                                                           540         441
Professional services                                                                           81         122
Data processing and communications                                                             202         175
Credit, collection and commissions                                                             417         360
Advertising                                                                                    108          74
Other                                                                                          250         158
- - --------------------------------------------------------------------------------------------------------------
    Total general and administrative expenses                                               $6,590      $4,357
==============================================================================================================

         General and administrative expenses increased from $4,357,000 for the three months ended March 31, 1993 to $6,590,000 for the three months ended March 31, 1994. As a percent of average assets, general and administrative expenses increased from 3.95% to 4.65% for the three months ended March 31, 1993 and 1994, respectively.

         The increase in dollars for the three months ended March 31, 1994 over the comparable period in the preceding year was primarily due to increases in employee compensation and incentive accrual levels and related expenses at Foothill Capital and the Registrant.


PROVISION FOR INCOME TAXES

         For the three months ended March 31, 1994 and 1993, the Company's provision for income taxes was 43% and 42%, respectively, which is based on combined state and federal statutory tax rates.


CAPITAL RESOURCES AND LIQUIDITY

         Growth of the Company's assets is dependent, in part, on its ability to increase capital funds (common and/or preferred stock, retained earnings and subordinated debt). Liquidity is the ability to meet cash requirements such as payment of maturing debt obligations or availability of funds for existing or new customers' borrowing needs.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


         Foothill Capital maintains short-term assets in excess of short-term liabilities and finances its growth by increasing its bank line and issuing term debt and commercial paper. The primary source of Foothill Capital's short term funding is commercial paper borrowings. During the three months ended March 31, 1994, commercial paper borrowings decreased $49,454,000 to $98,829,000. Commercial paper borrowings are supported by a committed bank credit facility with 15 banks, which totaled $245,000,000 as of March 31, 1994. As of April 1, 1994, the credit facility was increased to $250,000,000 due to the addition of one bank. The bank credit facility is renewable annually to maintain a two year term. The bank credit facility was renewed and extended in the second quarter of 1993, and currently expires on June 30, 1995. As of March 31, 1994, Foothill Capital had $146,741,000 in availability (total amount of credit facilities minus outstanding commercial paper and bank borrowings) under its bank credit facility. During 1993, Foothill Capital issued $60,000,000 of senior fixed rate notes to several institutional lenders with maturities ranging from three to seven years and $25,000,000 in senior subordinated notes with a final maturity of ten years. Proceeds from the issuance were used to prepay approximately $29,000,000 of higher coupon senior and subordinated debt, repay maturities and fund growth in Foothill Capital's finance receivable portfolio. Foothill Capital also issued $10,000,000 in variable rate notes with maturities of one year to two bank lenders in 1993.

         Foothill Capital has numerous interest rate swap agreements with financial institutions with notional amounts aggregating $285,000,000 as of March 31, 1994. The purpose of these agreements is to manage Foothill Capital's exposure to interest rate fluctuations and match the interest rate sensitivity of its assets and liabilities. Foothill Capital's commercial paper is rated "Duff 2" by Duff & Phelps Credit Rating Company and "F-2" by Fitch Investor's Service, Inc. Privately placed senior debt is rated "BBB" and "BBB+" by Duff & Phelps and Fitch, respectively. Foothill Capital's senior debt, senior subordinated debt and junior subordinated debt have investment grade ratings of "2" from the National Association of Insurance Commissioners.

         The major cash outflows of the Registrant consist primarily of expenditures for general and administrative costs, payment of fees due placement agents involved in its partnership activities, tax payments and payment of preferred and common stock dividends. These expenditures are funded largely through management fees and profits earned in its asset management operations and by management fees and loan repayments from Foothill Capital. Management believes these potential sources of liquidity should be sufficient to meet its obligations for the foreseeable future.

         There have been no other significant changes in the Company's capital resources and liquidity from those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's December 31, 1993 Annual Report to Stockholders.


PARTICIPATION IN HIGHLY LEVERAGED TRANSACTIONS

         Since its inception, the Registrant and Foothill Capital have been in the commercial finance business. This business includes accounts receivable and term lending on a secured basis. Such business has historically been perceived to contain a higher degree of credit risk than unsecured or partially secured commercial lending.

         Since 1972, Foothill Capital's portfolio of finance receivables has included loans made to highly leveraged borrowers and loans made in conjunction with corporate recapitalizations and bankruptcy reorganizations. Foothill Capital has historically extended credit lines up to $70,000,000 by participating portions of these lines with other commercial finance lenders. Under the terms of its various borrowing agreements, Foothill Capital's largest allowable loan (net of participations) at March 31, 1994 was $27,697,000. Foothill Capital's largest loan (net of participations) to any borrower and its affiliates was $15,428,000 and $18,500,000 at March 31, 1994 and 1993,
respectively. Loans in this portfolio are made in numerous industries throughout the United States.

         The Company has been involved with highly leveraged transactions since inception and presently intends to continue its involvement in transactions of this nature.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


INVESTMENTS

         The Company had $32,715,000 and $32,842,000 at March 31, 1994 and
December 31, 1993, respectively, in its investment portfolio, including some investments which are in unrated or less than investment grade corporate securities. This portfolio includes several debt and equity security positions as well as partnership investment positions held by the Company. Some of these investments are in companies undergoing reorganization or restructuring. Unrealized market appreciation as of March 31, 1994 and December 31, 1993, before income taxes, was $37,553,000 ($21,405,000 net of tax) and $32,587,000
($18,575,000 net of tax), respectively.

         The Registrant is a general and/or limited partner in four limited partnerships, The Foothill Fund, Foothill Recovery Fund, Foothill Partners, L.P. and Foothill Partners II, L.P. ("the Funds"). The Foothill Fund and Foothill Recovery Fund were established to invest, primarily, in the debt of restructuring and reorganizing companies. Foothill Partners, L.P. and Foothill Partners II, L.P. were established to invest in performing and nonperforming senior bank debt of distressed companies. The Registrant's investments in the Funds are accounted for on an equity basis.

         Investments in unrated or less than investment grade corporate securities have different risks than investments in corporate securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such corporate securities than with other corporate securities because these securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers also usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is only a thinly traded market for some of these securities and market quotes are generally available only from a limited number of dealers which may not represent firm bids of such dealers or prices for actual sales.

                          PART II - OTHER INFORMATION


ITEMS 1 TO 5     NOT APPLICABLE

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits:

                          Exhibit 10.25(a) - Supplement dated January 1, 1994 to the Amended and Restated Loan Agreement dated as of June 30, 1993 among Foothill Capital Corporation, National Westminster Bank USA and Bank of America NT&SA, as Co-Agents, and the other banks named in the loan agreement.

                          Exhibit 10.25(b) - Supplement dated April 1, 1994 to the Amended and Restated Loan Agreement dated as of June 30, 1993 among Foothill Capital Corporation, National Westminster Bank USA and Bank of America NT&SA, as Co-Agents, and the other banks named in the loan agreement.

                          Exhibit 10.26(a) - First Amendment dated of March 1, 1994 among Foothill Capital Corporation, Bank of America NT&SA, as Agent and as Issuing Bank and other banks named in the agreement.

                 (b)      Reports on Form 8-K:

                                                   Item(s)          Financial Statements
                          Date of Report           Reported                 Filed
                          --------------           --------         --------------------
                             4/27/94                  7                     None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE FOOTHILL GROUP, INC.



Date:       May 4, 1994                   s/David C. Hilton
      ----------------------              -------------------------------
                                          David C. Hilton
                                          Executive Vice President




Date:       May 4, 1994                   s/Henry K. Jordan
      ----------------------              -------------------------------
                                          Henry K. Jordan
                                          Senior Vice President;
                                          Chief Financial Officer and
                                          Corporate Secretary