Form 10-Q
period 1994-06-30
FOOTHILL GROUP INC
filed 1994-08-11
CIK 37941

                                 United States
                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended June 30,1994

                                       or

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from
                                   to
- - ----------------------------------    ----------------------------------
Commission file number 0-5467


                            THE FOOTHILL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                            94-1663353
      -------------------------------           -------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

       11111 Santa Monica Boulevard
          Los Angeles, California                      90025
- - ---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

                                 (310) 996-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ------    ------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

                 Title of Each Class                      Number of Shares Outstanding
                 -------------------                      ----------------------------
        Class A Common Stock, No Par Value                          16,635,397
                                                              (As of June 30,1994)

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

                            THE FOOTHILL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1994 AND DECEMBER 31, 1993
                             (Dollars in thousands)
ITEM 1
- - ------

                                                                                       JUNE 30,         DECEMBER 31,
                                                                                         1994               1993
                                                                                       --------         ------------
ASSETS                                                                                (Unaudited)
Cash and cash equivalents                                                               $32,718            $50,907
Equity, debt and partnership investments                                                 36,050             32,842
Finance receivables:
    Accounts receivable loans                                                           400,683            326,373
    Term loans                                                                          182,311            188,145
                                                                                       --------           --------
        Finance receivables                                                             582,994            514,518
    Allowance for credit losses                                                          15,556             14,057
                                                                                       --------           --------
        Finance receivables, net                                                        567,438            500,461


Repossessed assets, net                                                                     236                  -
Prepaid income taxes                                                                      8,105              9,009
Deferred fund and debt issuance costs, net                                                8,816              9,897
Property and equipment, at cost less accumulated depreciation and
    amortization ($2,064 at June 30, 1994; $1,769 at December 31, 1993)                   2,198              2,269
Other assets (principally monies due from participants)                                   9,452              1,122
                                                                                       --------           --------
                                                                                       $665,013           $606,507
                                                                                       ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Commercial paper                                                                   $201,111           $148,283
    Senior notes payable                                                                226,042            237,404
    Accounts payable and accrued liabilities                                             18,492             14,948
    Subordinated notes and debentures                                                    52,075             53,725
                                                                                       --------           --------
        Total liabilities                                                               497,720            454,360
                                                                                       --------           --------


Stockholders' equity:
    Convertible preferred stock, $1.00 par value, $30.00 per share liquidation
        preference, 9% cumulative, 100,000 shares issued and outstanding                  2,900              2,900
    Class A common stock, no par value, 16,635,397 shares
        issued and outstanding (16,538,874 at December 31, 1993)                        101,994            101,285
    Unrealized gains, net of tax, on marketable debt and equity securities               17,860             19,672
    Retained earnings                                                                    44,539             28,290
                                                                                       --------           --------
        Total stockholders' equity                                                      167,293            152,147
                                                                                       --------           --------
                                                                                       $665,013           $606,507
                                                                                       ========           ========

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                 (Dollars in thousands, except per share data)



                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                  ---------------------     ------------------------
                                                                    1994         1993         1994            1993
                                                                  --------      -------     --------        --------
Interest and fees earned                                           $19,177      $15,619      $37,033         $30,408
Interest expense                                                     5,973        5,073       11,150          10,013
                                                                   -------      -------      -------         -------
Net interest revenue                                                13,204       10,546       25,883          20,395
Asset management fees                                                1,316        1,523        2,855           3,227
Gains from asset sales and managed partnerships                      5,650        7,676       20,510           9,079

Provision for credit losses                                          2,513        2,759        4,928           6,162
General and administrative expenses                                  6,072        5,404       12,662           9,761
                                                                   -------      -------      -------         -------
Income from continuing operations before income taxes               11,585       11,582       31,658          16,778
Provision for income taxes - continuing operations                   4,981        4,870       13,613           7,057
                                                                   -------      -------      -------         -------
Income from continuing operations                                    6,604        6,712       18,045           9,721
Loss from discontinued operations                                        -         (629)           -            (219)
                                                                   -------      -------      -------         -------
Net income                                                         $ 6,604      $ 6,083      $18,045         $ 9,502
                                                                   =======      =======      =======         =======
Per share data (shares in thousands):
    Primary:
       Income from continuing operations                           $  0.39      $  0.41      $ 1.06          $  0.59
       Discontinued operations                                           -        (0.04)          -            (0.02)
                                                                   -------      -------      -------         -------
       Earnings per common and common equivalent share             $  0.39      $  0.37      $  1.06         $  0.57
                                                                   =======      =======      =======         =======
    Fully diluted:
       Income from continuing operations                           $  0.37      $  0.39      $  1.02         $  0.57
       Discontinued operations                                           -        (0.04)           -           (0.01)
                                                                   -------      -------      -------         -------
       Earnings per common share assuming full dilution            $  0.37      $  0.35      $  1.02         $  0.56
                                                                   =======      =======      =======         =======
     Number of shares used in per share computations:
        Primary                                                     16,946       16,624       16,954          16,580
                                                                   =======      =======      =======         =======
        Fully diluted                                               17,614       17,304       17,621          17,260
                                                                   =======      =======      =======         =======


                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                             (Dollars in thousands)


                                                                                         1994             1993
                                                                                    -------------     -------------
OPERATING ACTIVITIES:
Income from continuing operations                                                   $    18,045       $     9,721
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
            Provision for credit losses                                                   4,928             6,162
            Depreciation and amortization                                                   294               264
            Amortization of deferred fund and debt issuance costs                         1,151             1,157
            Increase in accounts payable and accrued liabilities                          3,540             6,506
            Loss from discontinued operations                                                 -              (219)
            Other                                                                        (7,120)             (988)
                                                                                    -----------       -----------
Net cash provided by operating activities                                                20,838            22,603
                                                                                    -----------       -----------
INVESTING ACTIVITIES:
    Proceeds from sales of investments and distributions from partnerships                1,160             4,386
    Contributions made to partnerships and purchases of investments                      (2,451)           (4,921)
    Payments received from net finance receivables and sales of
        repossessed assets                                                            2,894,990         2,087,658
    Disbursements made for net finance receivables and repossessed assets            (2,971,167)       (2,181,561)
    Purchase of property and equipment                                                     (222)             (263)
                                                                                    -----------       -----------
Net cash used in investing activities                                                   (77,690)          (94,701)
                                                                                    -----------       -----------
FINANCING ACTIVITIES:
    Increase in deferred fund and debt issuance costs                                       (71)           (2,284)
    Proceeds from commercial paper sales                                                513,867           318,652
    Payments on commercial paper maturities                                            (461,039)         (241,514)
    Payments on senior notes payable and net bank borrowings                            (11,363)          (19,260)
    Payments on subordinated notes and debentures                                        (1,650)           (4,030)
    Dividends paid per common share ($.10 in 1994)                                       (1,655)             (487)
    Dividends paid on preferred stock                                                      (135)             (135)
    Issuance of common stock, net of related costs                                          709               140
                                                                                    -----------       -----------
Net cash provided by financing activities                                                38,663            51,082
                                                                                    -----------       -----------
Net decrease in cash and cash equivalents                                               (18,189)          (21,016)
Cash and cash equivalents at beginning of period                                         50,907            39,765
                                                                                    -----------       -----------
Cash and cash equivalents at end of period                                          $    32,718       $    18,749
                                                                                    ===========       ===========

Cash paid during the period for:
   Interest expense                                                                 $    11,307       $    15,548
   Income taxes                                                                     $    12,361       $     7,737
                                                                                    ===========       ===========




                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1994


NOTE 1.      BASIS OF PRESENTATION
         The interim Financial Statements included herein have been prepared by The Foothill Group, Inc. ("Registrant"; the Registrant together with its wholly owned subsidiary, Foothill Capital Corporation, or "Foothill Capital", is referred to as the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and of the results of its operations for the six month period ended June 30, 1994, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1994 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.


NOTE 2.      INCOME TAXES
         For the interim periods ended June 30, 1994 and 1993, the Company's provision for income taxes was 43% and 42%, respectively, which is based on combined state and federal statutory tax rates.


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


NOTE 5.      EQUITY, DEBT AND PARTNERSHIP INVESTMENTS
         Equity securities are generally received as a result of exchanges of private debt instruments and discounted receivables for new securities of the reorganized debtors. At December 31, 1993, the Company adopted the requirements of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified its marketable debt and equity securities as "available for sale." Accordingly, these securities have been marked-to-market, with the increase in their carrying value, net of income taxes, included as a component of stockholder's equity. Current market values of both equity securities and marketable debt securities are estimated by the Company's management based on market quotations which may be available only from a limited number of dealers (or, for some securities, are not available) and may not represent firm bids of such dealers or prices for actual sales. The Company has recorded valuation adjustments in cases where an "other than temporary" impairment in estimated net realizable value below the Company's cost basis in corporate marketable debt securities is believed to have occurred.

                            THE FOOTHILL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                                 JUNE 30, 1994



         The Company has investments in four limited partnerships, The Foothill Fund, Foothill Recovery Fund, Foothill Partners, L.P. and Foothill Partners II, L.P. ("the Funds"), in which the Registrant is a general partner. The 1% general partner interest in Foothill Partners, L.P. is owned 60% by the Registrant and 40% by certain of its officers as individuals. The 1% general partner interest in Foothill Partners II, L.P. is owned 48% by the Registrant and 52% by certain of its officers as individuals. The 1% general partner interest in The Foothill Fund and in Foothill Recovery Fund is wholly owned by the Registrant. The general partners make all investment decisions on behalf of the partnerships and manage their operations. Foothill Partners, L.P. and Foothill Partners II, L.P. were established to invest in performing and nonperforming senior bank loans of distressed companies. The Registrant is also a limited partner in The Foothill Fund and Foothill Recovery Fund. The Foothill Fund and Foothill Recovery Fund were established to invest, primarily, in the debt of restructuring and reorganizing companies. The Foothill Fund and Foothill Recovery Fund are in their final year of operation and are expected to be fully liquidated by December 31, 1994. The Registrant's investments in the Funds are accounted for on an equity basis.
         Management fees from the Funds, net of amortization of deferred fund issuance costs, totaled $2,855,000 and $3,227,000 for the six months ended June 30, 1994 and 1993, respectively. Asset management fees will increase or decrease depending on the amount of assets under management. Equity method earnings recognized by the Registrant for its investments in the Funds for the six months ended June 30, 1994 and 1993 totaled $6,090,000 and $2,791,000, respectively, and are included in gains from asset sales and managed partnerships. Additionally, the Registrant has received override allocations totaling $3,880,000 (the maximum level as defined in the Foothill Partners II, L.P. limited partnership agreement) through June 30, 1994 resulting from its general partnership interest in Foothill Partners II, L.P.. Under the terms of the Foothill Partners II, L.P. limited partnership agreement, these allocations are held in the partnership and treated as a limited partnership investment by the Registrant. These allocations will, if necessary, be used by the limited partners to fulfill any shortage in their hurdle return distributions in the final liquidating stages of the partnership. Due to the uncertainty of ultimate receipt of these allocations, the Registrant has not recorded them as earnings, but will earn income on them in the future, pro-rata, with all other limited partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
         Foothill Capital has agreements to jointly purchase loans with Foothill Partners, L.P. and Foothill Partners II. L.P. At June 30, 1994, loans outstanding which were purchased under these agreements by Foothill Capital amounted to $33,510,000. Loan purchases under both of these agreements are subject to Foothill Capital's normal due diligence and loan approval process.

NOTE 6.      NET INTEREST REVENUE
         Net interest revenue is interest income plus loan related fees less interest expense. The Company does not currently accrue income on certain assets including discounted finance receivables due from certain borrowers in reorganization or in the midst of restructuring, nonperforming finance receivables and repossessed assets, but does incur holding costs, primarily interest expense, which adversely affects net interest revenue. Fees consist primarily of fees and charges related to finance receivables. These fees and charges arise from the Company's commercial lending activities and include servicing fees, prepayment penalties, commitment and guarantee fees, unused line of credit fees and other miscellaneous charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 7.      GAINS FROM ASSET SALES AND MANAGED PARTNERSHIPS
         Gains from asset sales arise from sales or exchanges of finance receivables and equity securities, and occur irregularly. The Company often does not control the timing of such sales or exchanges, which typically occur in connection with the restructuring of discounted receivables held by the Company. Gains from managed partnerships represent equity method earnings from the Company's investment in the Funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 8.      FOOTHILL THRIFT SPIN-OFF
         Effective December 23, 1993, the Registrant completed the spin-off of its Foothill Thrift and Loan subsidiary to the Registrant's stockholders. All previously reported financial results of Foothill Thrift and Loan, through the record date for the spin-off, are classified as discontinued operations.

ITEM 2
                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

The following tables illustrate selected financial data (dollars in thousands):

                                                Three months ended June 30,               Six months ended June 30,
                                            ------------------------------------    --------------------------------------
                                                 1994                1993                  1994               1993
                                            ---------------     ----------------    ----------------     -----------------
SELECTED OPERATING DATA FOR THE
 FOOTHILL GROUP, INC.*:
    Interest and fees earned                $ 19,177  13.06%    $ 15,619   12.80%   $ 37,033   12.78%    $ 30,408   12.99%
    Interest expense                           5,973   4.07%       5,073    4.16%     11,150    3.85%      10,013    4.28%
                                            --------  -----     --------   -----    --------   -----     --------   -----
    Net interest revenue                      13,204   8.99%      10,546    8.64%     25,883    8.93%      20,395    8.71%
    Asset management fees                      1,316   0.90%       1,523    1.25%      2,855    0.99%       3,227    1.38%

    Gains from asset sales and managed
     partnerships                              5,650   3.85%       7,676    6.29%     20,510    7.08%       9,079    3.88%

    Provision for credit losses                2,513   1.71%       2,759    2.26%      4,928    1.70%       6,162    2.63%

    General and administrative expenses        6,072   4.14%       5,404    4.43%     12,662    4.37%       9,761    4.17%
                                            --------  -----     --------   -----    --------   -----     --------   -----

    Income from continuing operations
      before taxes                            11,585   7.89%      11,582    9.49%     31,658   10.93%      16,778    7.17%

    Provision for income taxes - continuing
      operations                               4,981   3.39%       4,870    3.99%     13,613    4.70%       7,057    3.02%
                                            --------  -----     --------   -----    --------   -----     --------   -----

    Income from continuing operations          6,604   4.50%       6,712    5.50%     18,045    6.23%       9,721    4.15%

    Loss from discontinued operations              -      -         (629)  (0.52)%         -       -         (219)  (0.09)%
                                            --------  -----     --------   -----    --------   -----     --------   -----
    Net income                              $  6,604   4.50%    $  6,083    4.98%   $ 18,045    6.23%    $  9,502    4.06%
                                            ========  =====     ========   =====    ========   =====     ========   =====

* Percentages are computed using average assets of continuing operations (excluding unrealized gains on investments) and have been annualized.

   Discontinued operations are those of Foothill Thrift and Loan which was spun off to stockholders on December 23, 1993.


SELECTED BALANCE SHEET DATA:
    Total assets                            $665,013            $547,065            $665,013             $547,065
    Average assets**                         587,200             504,648             579,618              484,525
    Average assets of continuing
      operations**                           587,200             487,961             579,618              467,996
    Average stockholders' equity**           146,456             134,212             143,178              132,592
    Average stockholders' equity in
      continuing operations**                146,456             117,525             143,178              116,062
    Finance receivables                      582,994             483,444             582,994              483,444
    Average finance receivables**            538,621             469,564             531,010              446,560
                                            ========            ========            ========             ========
    Sources of funds employed:
       Commercial paper and bank
       borrowings                           $201,111            $142,053            $201,111             $142,053
       Senior notes                          226,042             202,957             226,042              202,957
       Subordinated notes and debentures      52,075              44,910              52,075               44,910
       Stockholders' equity                  167,293             137,547             167,293              137,547
                                            --------            --------            --------             --------
       Total funds employed                 $646,521            $527,467            $646,521             $527,467
                                            ========            ========            ========             ========

**Averages are for the three and six months ended. Average assets and average equity exclude unrealized gains on marketable debt and equity securities.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)
                             (Dollars in thousands)

SELECTED FINANCIAL DATA FOR FOOTHILL CAPITAL CORPORATION:

                                                Three months ended June 30,               Six months ended June 30,
                                           ------------------------------------       ---------------------------------
                                                1994                  1993                1994              1993
                                           --------------        --------------       --------------     --------------
SELECTED OPERATING DATA*:
   Interest and fees earned                $18,861  13.67%       $15,249  12.71%      $36,388  13.34%    $29,907  13.05%
   Interest expense                          6,218   4.51%         5,360   4.47%       11,643   4.27%     10,582   4.62%
                                           -------  -----        -------  -----       -------  -----     -------  -----
   Net interest revenue                     12,643   9.16%         9,889   8.24%       24,745   9.07%     19,325   8.43%
   Gains on asset sales                      3,647   2.64%         4,838   4.03%       13,250   4.86%      6,046   2.64%
   Provision for credit losses               2,513   1.82%         2,711   2.26%        4,928   1.81%      5,822   2.54%
   General and administrative expenses       5,257   3.81%         4,440   3.70%       10,737   3.94%      8,263   3.60%
                                           -------  -----        -------  -----       -------  -----     -------  -----
   Income before income taxes                8,520   6.17%         7,576   6.31%       22,330   8.18%     11,286   4.93%
   Provision for income taxes                3,664   2.66%         3,182   2.65%        9,602   3.52%      4,740   2.07%
                                           -------  -----        -------  -----       -------  -----     -------  -----
   Net income                              $ 4,856   3.51%       $ 4,394   3.66%      $12,728   4.66%    $ 6,546   2.86%
                                           =======  =====        =======  =====       =======  =====     =======  =====

* Percentages are computed using average assets (excluding unrealized gains on investments) and have been annualized.

SELECTED BALANCE SHEET DATA:
   Total assets                                 $625,954         $505,310          $625,954           $505,310
   Average assets**                              551,780          479,839           545,509            458,422
   Finance receivables                           566,660          481,087           566,660            481,087
   Average finance receivables**                 530,229          465,573           523,000            439,236
                                                ========         ========          ========           ========
   Sources of funds employed:
      Commercial paper and bank borrowings      $201,111         $142,053          $201,111           $142,053
      Senior notes                               223,650          198,173           223,650            198,173
      Subordinated notes and debentures           61,575           57,160            61,575             57,160
      Stockholder's equity                       124,466           89,673           124,466             89,673
                                                --------         --------          --------           --------
      Total funds employed                      $610,802         $487,059          $610,802           $487,059
                                                ========         ========          ========           ========

**Averages are for the three and six months ended. Average assets exclude unrealized gains on marketable debt and equity securities.

Other Selected Data:
   Nonperforming finance receivables
         and repossessed assets***             $14,072            $14,048               $14,072            $14,048
   Allowance for credit losses                 $15,356            $12,377               $15,356            $12,377
   Actual writeoffs during the period          $ 1,613            $ 1,711               $ 3,428            $ 3,972
   Number of employees                             112                103                   112                103
                                               =======            =======               =======            =======

***Includes repossessed assets and loans that have contractual installments more than sixty days past due.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)




FINANCE RECEIVABLES OUTSTANDING
         Finance receivables increased $68,476,000 between December 31, 1993 and June 30, 1994 from $514,518,000 to $582,994,000. This increase in outstanding loans was primarily the result of new business at Foothill Capital, offset by normal loan repayments, payoffs and liquidations during the six month period.
         Included in finance receivables at June 30, 1994 and December 31, 1993 are purchased receivables totaling $27,899,000 and $44,262,000, respectively. These loans, including several which can be valued using market quotations, have an estimated market value of $31,474,000 and $49,480,000, which is $3,575,000 and $5,218,000 more than the carrying value at June 30, 1994 and December 31, 1993, respectively.


NET INCOME
         The Company recorded net income of $6,604,000 for the three months ended June 30, 1994 compared to $6,083,000 for the three months ended June 30, 1993. For the six months ended June 30, 1994 and 1993, the Company recorded net income of $18,045,000 and $9,502,000 respectively. The increase in net income for the six months ended June 30, 1994 as compared to the six months ended June 30,1993 was primarily due to a significant increase in net interest revenue and gains from asset sales and managed partnerships combined with a reduction in the provision for credit losses. This increase in net income was offset by a reduction in asset management fees and increases in general and administrative expenses and the provision for income taxes. Quarterly results of operations are not necessarily indicative of results of future quarters.


ANALYSIS OF NET INTEREST REVENUE
         Net interest revenue is interest income plus loan related fees less interest expense.

Three months ended June 30, 1994 compared to three months ended June 30, 1993:
         Net interest revenue increased to $13,204,000 for the three months ended June 30, 1994 from $10,546,000 for the same period in the previous year, and increased as a percentage of average assets from 8.64% to 8.99% For the three months ended June 30, 1994, the increase in net interest revenue in dollars was primarily due to a higher level of average finance receivables.
The increase as a percentage of average assets was due to an increase in loan related fees as a percentage of average assets at Foothill Capital and a reduction in cost of funds at Foothill Capital due to increases in outstanding commercial paper and the effect of interest rate swap agreements. Loan related fees were $2,436,000 and $1,460,000 for the three months ended June 30, 1994 and 1993, respectively.

Six months ended June 30, 1994 compared to six months ended June 30, 1993:
         Net interest revenue increased to $25,883,000 for the six months ended June 30, 1994 from $20,395,000 for the same period in the previous year, and increased as a percentage of average assets from 8.71% to 8.93%. For the six months ended June 30, 1994, the increase in net interest revenue in dollars was primarily due to a higher level of average finance receivables. The increase as a percentage of average assets was due to an increase in loan related fees as a percentage of average assets at Foothill Capital and a reduction in cost of funds at Foothill Capital due to increases in outstanding commercial paper and the effect of interest rate swap agreements. Loan related fees were $5,146,000 and $3,265,000 for the six months ended June 30, 1994 and 1993, respectively.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)




ASSET MANAGEMENT FEES
         For the three months ended June 30, 1994 and 1993, the Company recorded asset management fees of $1,316,000 and $1,523,000, respectively. The decrease for the three month period ended June 30, 1994 was due to a decrease in the average level of assets managed by the Company as Foothill Fund and Foothill Recovery Fund are liquidating.
         For the six months ended June 30, 1994 and 1993, the Company recorded asset management fees of $2,855,000 and $3,227,000, respectively. The decrease for the six month period ended June 30, 1994 was due to a decrease in the average level of assets managed by the Company as Foothill Fund and Foothill Recovery Fund are liquidating.
         Fees received from Foothill Fund and Foothill Recovery Fund for the six months ended June 30, 1994 were $249,000 and $111,000, respectively.


GAINS FROM ASSET SALES AND MANAGED PARTNERSHIPS
         Gains from asset sales arise from sales or exchanges of finance receivables and equity securities, and occur irregularly. Gains from managed partnerships arise from profit distributions received from the Registrant's investments in the Funds and vary by quarter, depending on the level of profits generated by the Funds.
         For the three months ended June 30, 1994 and 1993, the Company recorded gains from asset sales and managed partnerships of $5,650,000 and $7,676,000, respectively. For the six months ended June 30, 1994 and 1993, the Company recorded gains from asset sales and managed partnerships of $20,510,000 and $9,079,000, respectively.


WRITEOFFS AND ALLOWANCE FOR CREDIT LOSSES
         The Company maintains an allowance for credit losses at a level it considers adequate to cover future potential losses on finance receivables.
The amount of the allowance is based on management's evaluation of numerous factors, including historical loss experience and adequacy of collateral. The level of the allowance is affected by the provision for losses charged to expense, writeoffs and recoveries of amounts previously written off.
         The provision for credit losses decreased from $2,759,000 for the three months ended June 30, 1993 to $2,513,000 for the three months ended June 30, 1994. The provision decreased from $6,162,000 for the six months ended June 30, 1993 to $4,928,000 in 1994. As shown in the table below, the decrease in the provision was primarily due to lower actual writeoffs recorded in both the three and six month periods ending June 30, 1994. The general allowance for credit losses as a percentage of finance receivables plus repossessed assets was increased from 2.56% at June 30 1993 to 2.67% at June 30, 1994, respectively.
         The following chart illustrates the level of the allowance, the provision charged to expense and net credit losses:



                                                                           Three Months Ended      Six Months Ended
                                                                          -------------------     -------------------
(Dollars in thousands)                                                    6/30/94     6/30/93      6/30/94    6/30/93
                                                                          --------   --------     --------   --------
Finance receivables plus repossessed assets                               $583,230   $483,444     $583,230   $483,444
Allowance for credit losses                                                 15,556     12,377       15,556     12,377
Percent of such allowance to finance receivables plus repossessed assets     2.67%      2.56%        2.67%      2.56%
Actual writeoffs during the period, net of recoveries                        1,613      1,758        3,428      4,312
Provision for credit losses charged to income during the period              2,513      2,759        4,928      6,162
Percent of provision for credit losses to net writeoffs during the period     156%       157%         144%       143%
Percent of net writeoffs to finance receivables plus repossessed assets      0.28%      0.36%        0.59%      0.89%
Annualized percent of net writeoffs to finance receivables plus              1.11%      1.45%        1.18%      1.78%
repossessed assets

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)




NONPERFORMING FINANCE RECEIVABLES AND REPOSSESSED ASSETS
         The following table contains information concerning delinquencies on loans under which installments are more than sixty days past due, loans which are contractually in default, other than discounted finance receivables, and for which legal proceedings have been initiated to repossess or liquidate the underlying collateral, and repossessed assets, all of which are classified as nonperforming assets. Nonperforming assets have a significant effect on interest margin and general and administrative expense since the Company does not recognize income on these accounts but does incur holding costs (primarily interest expense). As the following table illustrates, the Company's nonperforming assets as a percent of finance receivables plus repossessed assets decreased from 3.17% at December 31, 1993 to 2.41% at June 30, 1994:


(Dollars in thousands)                                                      6/30/94       12/31/93       6/30/93
                                                                            -------       --------       -------
Finance receivables plus repossessed assets                                 $583,230      $514,518       $483,444
Loans more than 60 days past due                                              13,836        16,296         14,048
Percent of above to finance receivables plus repossessed assets                2.37%         3.17%          2.91%
Repossessed assets, net                                                          236            -              -
Percent of above to finance receivables plus repossessed assets                0.04%            -              -
                                                                            --------      --------       --------
Total nonperforming assets                                                  $ 14,072      $ 16,296       $ 14,048
                                                                            ========      ========       ========
Percent of above to finance receivables plus repossessed assets                2.41%         3.17%          2.91%
                                                                            ========      ========       ========

         As shown in the preceding table, nonperforming assets have decreased in both dollars and as a percentage of finance receivables plus repossessed assets since December 31, 1993. Historically, such percentage of nonperforming assets has generally ranged between 2% and 6% of finance receivables plus repossessed assets and has fluctuated within this range from quarter to quarter. The Company expects continued fluctuations in the amount of nonperforming assets. The Company's finance receivable portfolio is well diversified within various industries. This diversification should reduce the risk that nonperforming assets will increase materially.
         Loans more than 60 days past due can vary based on borrowers' timeliness in servicing their obligations. Foreclosure proceedings can commence at any time, but generally commence when payments are past due 91 days or more. Repossession occurs when the Company has taken physical possession and title to the chattel or other property.
         Repossessed assets and loans more than 60 days past due have been written down to estimated realizable values. These values are based on management's evaluation of numerous factors, including costs and length of time held prior to ultimate disposition, appraisals, sales of comparable assets and estimated market conditions at projected disposal dates.

GENERAL AND ADMINISTRATIVE EXPENSES
         The following table sets forth major items of general and administrative expenses for the periods indicated:



                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    --------------------         --------------------
(Dollars in thousands)                              6/30/94      6/30/93         6/30/94      6/30/93
                                                    -------      -------         -------      -------
Employee related                                    $4,569       $4,136          $ 9,562       $7,163
Occupancy and office                                   529          475            1,069          917
Professional services                                   94          142              174          264
Data processing and communications                     204          186              406          361
Credit, collection and commissions                     248          179              665          535
Advertising                                            163          101              271          175
Other                                                  265          185              515          346
                                                    ------       ------          -------       ------
    Total general and administrative expenses       $6,072       $5,404          $12,662       $9,761
                                                    ======       ======          =======       ======

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)



         General and administrative expenses increased from $5,404,000 for the three months ended June 30, 1993 to $6,072,000 for the three months ended June 30, 1994. As a percent of average assets, general and administrative expenses decreased from 4.43% to 4.14% for the three months ended June 30, 1993 and 1994, respectively.
         General and administrative expenses increased from $9,761,000 for the six months ended June 30, 1993 to $12,662,000 for the six months ended June 30, 1994. As a percent of average assets, general and administrative expenses increased from 4.17% to 4.37% for the six months ended June 30, 1993 and 1994, respectively.
         The increases in dollars for the three months and six months ended June 30, 1994 over the comparable periods in the preceding year were primarily due to increases in employee compensation and incentive accrual levels and related expenses at Foothill Capital and the Registrant.


PROVISION FOR INCOME TAXES
         For the six months ended June 30, 1994 and 1993, the Company's provision for income taxes was 43% and 42%, respectively, which is based on combined state and federal statutory tax rates.


CAPITAL RESOURCES AND LIQUIDITY
         Growth of the Company's assets is dependent, in part, on its ability to increase capital funds (common and/or preferred stock, retained earnings and subordinated debt). Liquidity is the ability to meet cash requirements such as payment of maturing debt obligations or availability of funds for existing or new customers' borrowing needs.
         Foothill Capital maintains short-term assets in excess of short-term liabilities and finances its growth by increasing its bank line and issuing term debt and commercial paper. The primary source of Foothill Capital's short term funding is commercial paper borrowings. During the six months ended June 30, 1994, commercial paper borrowings increased by $52,828,000 to $201,111,000. Commercial paper borrowings are supported by a committed bank credit facility with 22 banks, which totaled $300,000,000 as of June 30, 1994. The credit facility consists of a $200,000,000 multi-year revolving credit facility expiring on June 30, 1997, and a $100,000,000 revolving credit facility expiring on June 29, 1995. As of June 30, 1994, Foothill Capital had $98,989,000 in availability (total amount of credit facilities minus outstanding commercial paper and bank borrowings) under its bank credit facility. During 1993, Foothill Capital issued $60,000,000 of fixed rate senior notes to several institutional lenders with maturities ranging from three to seven years and $25,000,000 in fixed rate senior subordinated notes with a final maturity of ten years. Proceeds from the issuance were used to prepay approximately $29,000,000 of higher coupon senior and subordinated debt, repay maturities and fund growth in Foothill Capital's finance receivable portfolio. Foothill Capital also issued $10,000,000 in variable rate senior notes with maturities of one year to two bank lenders in 1993.
         Foothill Capital has numerous interest rate swap agreements with financial institutions with notional amounts aggregating $275,000,000 as of June 30, 1994. The purpose of these agreements is to manage Foothill Capital's exposure to interest rate fluctuations. These swaps are "plain vanilla" interest rate swaps and are used solely to match the interest rate sensitivity of Foothill Capital's assets and liabilities. These swaps simply convert fixed rate liabilities into variable rate liabilities. Foothill Capital's commercial paper is rated "Duff 2" by Duff & Phelps Credit Rating Company and "F-2" by Fitch Investor's Service, Inc. Privately placed senior debt is rated "BBB+" by both Duff & Phelps and Fitch.
         The major cash outflows of the Registrant consist primarily of expenditures for general and administrative costs, payment of fees due placement agents involved in its partnership activities, tax payments and payment of preferred and common stock dividends. These expenditures are funded largely through management fees and profits earned in its asset management operations and by management fees and loan repayments from Foothill Capital. Management believes these potential sources of liquidity should be sufficient to meet its obligations for the foreseeable future.
         There have been no other significant changes in the Company's capital resources and liquidity from those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's December 31, 1993 Annual Report to Stockholders.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)



PARTICIPATION IN HIGHLY LEVERAGED TRANSACTIONS
         Since its inception, the Registrant and Foothill Capital have been in the commercial finance business. This business includes accounts receivable and term lending on a secured basis. Such business has historically been perceived to contain a higher degree of credit risk than unsecured or partially secured commercial lending.
         Since 1972, Foothill Capital's portfolio of finance receivables has included loans made to highly leveraged borrowers and loans made in conjunction with corporate recapitalizations and bankruptcy reorganizations. Foothill Capital has historically extended credit lines up to $70,000,000 by participating portions of these lines with other commercial finance lenders. Under the terms of its various borrowing agreements, Foothill Capital's largest allowable loan (net of participations) at June 30, 1994 was $27,906,000. Foothill Capital's largest loan (net of participations) to any borrower and its affiliates was $14,992,000 and $17,550,000 at June 30, 1994 and 1993,
respectively. Loans in this portfolio are made in numerous industries throughout the United States.
         The Company has been involved with highly leveraged transactions since inception and presently intends to continue its involvement in transactions of this nature.


INVESTMENTS
         The Company had $36,050,000 and $32,842,000 at June 30, 1994 and
December 31, 1993, respectively, in its investment portfolio, including some investments which are in unrated or less than investment grade corporate securities. This portfolio includes several debt and equity security positions as well as partnership investment positions held by the Company. Some of these investments are in companies undergoing reorganization or restructuring. Unrealized market appreciation as of June 30, 1994 and December 31, 1993, before income taxes, was $30,144,000 ($17,182,000 net of tax) and $32,587,000
($18,575,000 net of tax), respectively.
         The Registrant is a general and/or limited partner in four limited partnerships, The Foothill Fund, Foothill Recovery Fund, Foothill Partners, L.P. and Foothill Partners II, L.P. ("the Funds"). The Foothill Fund and Foothill Recovery Fund were established to invest, primarily, in the debt of restructuring and reorganizing companies. Foothill Partners, L.P. and Foothill Partners II, L.P. were established to invest in performing and nonperforming senior bank debt of distressed companies. The Registrant's investments in the Funds are accounted for on an equity basis.
         Investments in unrated or less than investment grade corporate securities have different risks than investments in corporate securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such corporate securities than with other corporate securities because these securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers also usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is only a thinly traded market for some of these securities and market quotes are generally available only from a limited number of dealers which may not represent firm bids of such dealers or prices for actual sales.

                          PART II - OTHER INFORMATION


ITEMS 1 TO 5     NOT APPLICABLE

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits:

                      Exhibit 10.25 - Multiyear Credit Agreement and Revolving Credit Agreement dated as of June 30, 1994 among Foothill Capital Corporation, Bank of America, NT&SA as agent, and other banks named in the loan agreement.

                      Exhibit 10.36 - ISDA Interest Rate Swap Agreement dated February 23, 1994 by and between Foothill Capital Corporation and National Bank of Canada.

                 (b)  Reports on Form 8-K:

                                               Item(s)          Financial Statements
                      Date of Report           Reported                 Filed
                      --------------           --------         --------------------
                      July 6, 1994               7                     None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE FOOTHILL GROUP, INC.



Date:   August 9, 1994                  s/David C. Hilton
      -------------------               --------------------------------
                                        David C. Hilton
                                        Executive Vice President



Date:   August 9, 1994                  s/Henry K. Jordan
      -------------------               --------------------------------
                                        Henry K. Jordan
                                        Senior Vice President;
                                        Chief Financial Officer and
                                        Corporate Secretary

                                                                     Exhibit 11
                           THE FOOTHILL GROUP, INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE
               THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
            (Dollars and shares in thousands,except per share data)


                                                                     Three months ended         Six months ended
                                                                         June 30,                   June 30,
                                                                    -------------------        -------------------
                                                                     1994        1993           1994        1993
                                                                    -------     -------        -------    --------
PRIMARY:

   Income from continuing operations                                $ 6,604     $ 6,712        $18,045    $  9,721
   Discontinued operations                                                -        (629)             -        (219)
   Less preferred stock dividends                                       (68)        (67)          (135)       (135)
                                                                    -------     -------        -------    --------
   Net income for primary calculation                               $ 6,536     $ 6,016        $17,910    $  9,367
                                                                    =======     =======        =======    ========

   Weighted average number of common shares outstanding              16,622      16,227         16,589      16,216
   Effect of dilutive stock options                                     324         397            365         364
                                                                    -------     -------        -------    --------
   Number of common shares used in computation                       16,946      16,624         16,954      16,580
                                                                    =======     =======        =======    ========
   Per share data:
      Income from continuing operations                             $  0.39     $  0.41        $  1.06    $   0.59

      Discontinued operations                                             -       (0.04)             -       (0.02)
                                                                    -------     -------        -------    --------
      Earnings per common and common equivalent share               $  0.39     $  0.37        $  1.06    $   0.57
                                                                    =======     =======        =======    ========
FULLY DILUTED:

   Income from continuing operations                                $ 6,604     $ 6,712        $18,045    $  9,721
   Discontinued operations                                                -        (629)             -        (219)
                                                                    -------     -------        -------    --------
   Income for fully diluted calculation                             $ 6,604     $ 6,083        $18,045    $  9,502
                                                                    =======     =======        =======    ========

   Weighted average number of shares outstanding                     16,622      16,227         16,589      16,216
   Effect of dilutive stock options                                     325         410            365         377
   Shares issued upon assumed conversion of convertible
        preferred stock                                                 667         667            667         667
                                                                    -------     -------        -------    --------
   Number of shares used in computation                              17,614      17,304         17,621      17,260
                                                                    =======     =======        =======    ========
   Per share data:

      Income before extraordinary items                             $  0.37     $  0.39        $  1.02    $   0.57
      Extraordinary items                                                 -       (0.04)             -       (0.01)
                                                                    -------     -------        -------    --------
      Earnings per common and common equivalent share               $  0.37     $  0.35        $  1.02    $   0.56
                                                                    =======     =======        =======    ========