Form 10-Q
period 1994-09-30
FOOTHILL GROUP INC
filed 1994-11-14
CIK 37941

                                 United States
                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended September 30,1994

                                       or

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from
                                      ______________ to ______________


Commission file number 0-5467


                            THE FOOTHILL GROUP, INC.
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

            Delaware                                    94-1663353
_____________________________________           ______________________________
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   11111 Santa Monica Boulevard
     Los Angeles, California                              90025
_____________________________________           ______________________________
(Address of principal executive offices)               (Zip Code)

                                 (310) 996-7000
______________________________________________________________________________
              (Registrant's telephone number, including area code)

                                 Not applicable
______________________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ____      _____

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

          Title of Each Class                     Number of Shares Outstanding
          -------------------                     ----------------------------
  Class A Common Stock, No Par Value                            16,404,391
                                                     (As of September 30, 1994)

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



Part II - Other Information
- ---------------------------

Items 1 to 6    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14

                            THE FOOTHILL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                             (Dollars in thousands)

ITEM 1
_______________________________________________________________________________________________________________
                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                     1994             1993
_______________________________________________________________________________________________________________
ASSETS                                                                             (Unaudited)
Cash and cash equivalents                                                             $909          $50,907
Equity, debt and partnership investments                                            39,965           32,842
Finance receivables:
  Revolving loans                                                                  488,487          326,373
  Term loans                                                                       187,272          188,145
___________________________________________________________________________________________________________
     Finance receivables                                                           675,759          514,518
  Allowance for credit losses                                                       16,960           14,057
___________________________________________________________________________________________________________
     Finance receivables, net                                                      658,799          500,461

Repossessed assets, net                                                                752                -
Prepaid income taxes                                                                 8,849            9,009
Deferred fund and debt issuance costs, net                                           7,877            9,897
Property and equipment, at cost less accumulated depreciation and
  amortization ($2,174 at September 30, 1994; $1,769 at December 31, 1993)           2,156            2,269
Other assets (principally monies due from loan participants)                        11,105            1,122
___________________________________________________________________________________________________________
                                                                                  $730,412         $606,507
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Commercial paper                                                                $229,990         $148,283
  Other short term borrowings                                                       10,100                -
  Senior notes payable                                                             245,444          237,404
  Accounts payable and accrued liabilities                                          22,430           14,948
  Subordinated notes and debentures                                                 52,075           53,725
___________________________________________________________________________________________________________
   Total liabilities                                                               560,039          454,360
___________________________________________________________________________________________________________

Stockholders' equity:
  Convertible preferred stock, $1.00 par value, $30.00 per share liquidation
   preference, 9% cumulative, 100,000 shares issued and outstanding                  2,900            2,900
Class A common stock, no par value, 16,404,391 shares
 issued and outstanding (16,538,874 at December 31, 1993)                          100,101          101,285
Unrealized gains, net of tax, on marketable debt and equity securities              19,473           19,672
Retained earnings                                                                   47,899           28,290
___________________________________________________________________________________________________________
  Total stockholders' equity                                                       170,373          152,147
___________________________________________________________________________________________________________
                                                                                  $730,412         $606,507
===========================================================================================================

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                 (Dollars in thousands, except per share data)



____________________________________________________________________________________________________________
                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                           ---------------------    ------------------------
                                                            1994        1993         1994        1993
____________________________________________________________________________________________________________
Interest and fees earned                                   $  22,149    $  16,805     $  59,182    $  47,211
Interest expense                                               7,649        5,455        18,799       15,468
____________________________________________________________________________________________________________
Net interest revenue                                          14,500       11,350        40,383       31,743
Asset management fees                                          1,302        1,479         4,157        4,706
Gains from asset sales and managed partnerships                2,284        5,063        22,795       14,036
Provision for credit losses                                    3,061        3,582         7,989        9,744
General and administrative expenses                            4,992        4,384        17,654       14,039
____________________________________________________________________________________________________________
Income from continuing operations before income taxes         10,033        9,926        41,692       26,702
Provision for income taxes - continuing operations             4,314        4,152        17,928       11,208
____________________________________________________________________________________________________________
Income from continuing operations                              5,719        5,774        23,764       15,494
Loss from discontinued operations                                  -         (124)            -         (343)
____________________________________________________________________________________________________________
Net income                                                 $   5,719     $  5,650     $  23,764    $  15,151
============================================================================================================


Per share data (shares in thousands):
  Primary:
    Income from continuing operations                      $    0.34     $   0.33     $    1.39      $  0.92
    Discontinued operations                                        -            -             -        (0.02)
____________________________________________________________________________________________________________
    Earnings per common and common equivalent share        $    0.34     $   0.33     $    1.39      $  0.90
============================================================================================================

  Fully diluted:
    Income from continuing operations                      $    0.33     $   0.33     $    1.35      $  0.90
    Discontinued operations                                        -        (0.01)            -        (0.02)
____________________________________________________________________________________________________________
    Earnings per common share assuming full dilution       $    0.33     $   0.32     $    1.35      $  0.88
============================================================================================================

  Number of shares used in per share computations:
    Primary                                                   16,794       16,748        16,900       16,637
============================================================================================================
    Fully diluted                                             17,481       17,441        17,574       17,318
============================================================================================================


                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                             (Dollars in thousands)


___________________________________________________________________________________________________________
                                                                                 1994               1993
___________________________________________________________________________________________________________
OPERATING ACTIVITIES:
Income from continuing operations                                               $    23,764     $    15,494
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Provision for credit losses                                                  7,989           9,744
         Depreciation and amortization                                                  469             887
         Amortization of deferred fund and debt issuance costs                        1,726           1,764
         Increase in accounts payable and accrued liabilities                         7,320           2,090
         Loss from discontinued operations                                                -            (343)
         Other                                                                      (10,721)           (523)
___________________________________________________________________________________________________________
Net cash provided by operating activities                                            30,547          29,113
___________________________________________________________________________________________________________
INVESTING ACTIVITIES:
  Proceeds from sales of investments and distributions from partnerships              2,606           9,956
  Contributions made to partnerships and purchases of investments                    (4,635)         (9,477)
  Payments received from net finance receivables and sales of
    repossessed assets                                                            5,077,461       3,248,633
  Disbursements made for net finance receivables and repossessed assets          (5,248,937)     (3,391,830)
  Purchase of property and equipment                                                   (356)           (767)
___________________________________________________________________________________________________________
Net cash used in investing activities                                              (173,861)       (143,485)
___________________________________________________________________________________________________________
FINANCING ACTIVITIES:
  Decrease (increase) in deferred fund and debt issuance costs                          295          (3,601)
  Proceeds from commercial paper sales                                            1,092,948         521,039
  Payments on commercial paper maturities                                        (1,011,241)       (414,714)
  Proceeds from senior notes payable and other short term borrowings                 40,100          12,556
  Payments on senior notes payable and other short term borrowings                  (21,961)        (19,858)
  Payments on subordinated notes and debentures                                      (1,650)         (4,030)
  Repurchase and retirement of common stock                                          (3,725)              -
  Dividends paid per common share ($.15 in 1994, $.06 in 1993)                       (2,486)           (973)
  Dividends paid on preferred stock                                                    (203)           (203)
  Issuance of common stock                                                            1,239             236
___________________________________________________________________________________________________________
Net cash provided by financing activities                                            93,316          90,452
___________________________________________________________________________________________________________
Net decrease in cash and cash equivalents                                           (49,998)        (23,920)

Cash and cash equivalents at beginning of period                                     50,907          39,765
___________________________________________________________________________________________________________
Cash and cash equivalents at end of period                                      $       909     $    15,845
===========================================================================================================

Cash paid during the period for:
  Interest expense                                                              $    21,937     $    21,644
  Income taxes                                                                  $    17,344     $    11,520
===========================================================================================================



                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1994

_______________________________________________________________________________
NOTE 1.      BASIS OF PRESENTATION
_______________________________________________________________________________
         The interim Financial Statements included herein have been prepared by The Foothill Group, Inc. ("Registrant"; the Registrant together with its wholly owned subsidiary, Foothill Capital Corporation, or "Foothill Capital", is referred to as the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and of the results of its operations for the nine month period ended September 30, 1994, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1994 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

_______________________________________________________________________________
NOTE 2.      INCOME TAXES
_______________________________________________________________________________
         For the interim periods ended September 30, 1994 and 1993, the Company's provision for income taxes was 43% and 42%, respectively, which is based on combined state and federal statutory tax rates.

_______________________________________________________________________________
NOTE 3.      EARNINGS PER COMMON SHARE
_______________________________________________________________________________
         Primary earnings per common share were determined by dividing net income applicable to common stock by the weighted average number of common equivalent shares outstanding. Fully diluted earnings per share calculations also reflect the additional dilution which would occur through the conversion of the Company's Convertible Preferred Stock and the resultant increased availability of earnings due to the elimination of the cumulative dividend on this preferred stock.

_______________________________________________________________________________
NOTE 4.      CONTINGENCIES
_______________________________________________________________________________
Litigation
         There are several lawsuits and claims pending against the Company which management considers incident to normal operations, some of which seek substantial monetary damages. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from these lawsuits and claims would not materially affect the consolidated financial position of the Company.

_______________________________________________________________________________
NOTE 5.      EQUITY, DEBT AND PARTNERSHIP INVESTMENTS
_______________________________________________________________________________
         Equity securities are generally received as a result of exchanges of private debt instruments and discounted receivables for new securities of the reorganized debtors. At December 31, 1993, the Company adopted the requirements of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified its marketable debt and equity securities as "available for sale." Accordingly, these securities have been marked-to-market, with the increase in their carrying value, net of income taxes, included as a component of stockholder's equity. Current market values of both equity securities and marketable debt securities are estimated by the Company's management based on market quotations which may be available only from a limited number of dealers (or, for some securities, are not available) and may not represent firm bids of such dealers or prices for actual sales.
The Company has recorded valuation adjustments in cases where an "other than temporary" impairment in estimated net realizable value below the Company's cost basis in corporate marketable debt securities is believed to have occurred.

                            THE FOOTHILL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1994

         The Company has investments in four limited partnerships, The Foothill Fund, Foothill Recovery Fund, Foothill Partners, L.P. and Foothill Partners II, L.P. ("the Funds"), in which the Registrant is a general partner. The 1% general partner interest in Foothill Partners, L.P. is owned 60% by the Registrant and 40% by certain of its officers as individuals. The 1% general partner interest in Foothill Partners II, L.P. is owned 48% by the Registrant and 52% by certain of its officers as individuals. The 1% general partner interest in The Foothill Fund and in Foothill Recovery Fund is wholly owned by the Registrant. The general partners make all investment decisions on behalf of the partnerships and manage their operations. Foothill Partners, L.P. and Foothill Partners II, L.P. were established to invest in performing and nonperforming senior bank loans of distressed companies. The Registrant is also a limited partner in The Foothill Fund and Foothill Recovery Fund. The Foothill Fund and Foothill Recovery Fund were established to invest, primarily, in the debt of restructuring and reorganizing companies. The Foothill Fund and Foothill Recovery Fund are in their final year of operation and are expected to be fully liquidated by December 31, 1994. The Registrant's investments in the Funds are accounted for on an equity basis.
         Management fees from the Funds, net of amortization of deferred fund issuance costs, totaled $4,157,000 and $4,706,000 for the nine months ended September 30, 1994 and 1993, respectively. Asset management fees will increase or decrease depending on the amount of assets under management. Equity method earnings recognized by the Registrant for its investments in the Funds for the nine months ended September 30, 1994 and 1993 totaled $6,497,000 and $5,385,000, respectively, and are included in gains from asset sales and managed partnerships. Additionally, the Registrant has received override allocations totaling $3,880,000 (the maximum level as defined in the Foothill Partners II, L.P. limited partnership agreement) through September 30, 1994 resulting from its general partnership interest in Foothill Partners II, L.P.. Under the terms of the Foothill Partners II, L.P. limited partnership agreement, these allocations are held in the partnership and treated as a limited partnership investment by the Registrant. These allocations will, if necessary, be used by the limited partners to fulfill any shortage in their hurdle return distributions in the final liquidating stages of the partnership. Due to the uncertainty of ultimate receipt of these allocations, the Registrant has not recorded them as earnings. The Registrant will earn income on these allocations in the future, pro-rata, with all other limited partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
         The Company has agreements to jointly purchase loans with Foothill Partners, L.P. and Foothill Partners II, L.P. At September 30, 1994, loans outstanding which were purchased under these agreements by the Company amounted to $28,836,000. Loan purchases under both of these agreements are subject to Foothill Capital's normal due diligence and loan approval processes.

_______________________________________________________________________________
NOTE 6.      NET INTEREST REVENUE
_______________________________________________________________________________
         Net interest revenue is interest income plus loan related fees less interest expense. The Company does not currently accrue income on certain assets including discounted finance receivables due from certain borrowers in reorganization or in the midst of restructuring, nonperforming finance receivables and repossessed assets, but does incur holding costs, primarily interest expense, which adversely affects net interest revenue. Fees consist primarily of fees and charges related to finance receivables. These fees and charges arise from the Company's commercial lending activities and include servicing fees, prepayment penalties, commitment and guarantee fees, unused line of credit fees and other miscellaneous charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

_______________________________________________________________________________
NOTE 7.      GAINS FROM ASSET SALES AND MANAGED PARTNERSHIPS
_______________________________________________________________________________
         Gains from asset sales arise from sales or exchanges of finance receivables and equity securities, and occur irregularly. The Company often does not control the timing of such sales or exchanges, which typically occur in connection with the restructuring of discounted receivables held by the Company and its managed partnerships. Gains from managed partnerships represent equity method earnings from the Company's investment in the Funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

_______________________________________________________________________________
NOTE 8.      FOOTHILL THRIFT SPIN-OFF
_______________________________________________________________________________
         Effective December 23, 1993, the Registrant completed the spin-off of its Foothill Thrift and Loan subsidiary to the Registrant's stockholders. All previously reported financial results of Foothill Thrift and Loan, through the record date for the spin-off, are classified as discontinued operations.

ITEM 2
                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

The following tables illustrate selected financial data (dollars in thousands):

                                            Three months ended September 30,        Nine months ended September 30,
                                            _______________________________________    _____________________________________
                                                    1994               1993                 1994                 1993
                                            ___________________  __________________    _________________  __________________
SELECTED OPERATING DATA*:
  Interest and fees earned                  $  22,149   13.14%   $  16,805   12.62%   $  59,182   12.92%  $  47,211   12.92%
  Interest expense                              7,649    4.54%       5,455    4.10%      18,799    4.10%     15,468    4.23%
____________________________________________________________________________________________________________________________

  Net interest revenue                         14,500    8.60%      11,350    8.52%      40,383    8.82%     31,743    8.69%
  Asset management fees                         1,302    0.77%       1,479    1.11%       4,157    0.91%      4,706    1.29%
  Gains from asset sales and managed
    partnership                                 2,285    1.36%       5,063    3.80%      22,795    4.98%     14,036    3.84%
  Provision for credit losses                   3,061    1.82%       3,582    2.69%       7,989    1.74%      9,744    2.67%
  General and administrative expenses           4,992    2.96%       4,384    3.29%      17,654    3.85%     14,039    3.84%
____________________________________________________________________________________________________________________________

  Income from continuing operations before
    taxes                                      10,034    5.95%       9,926    7.45%      41,692    9.12%     26,702    7.31%
  Provision for income taxes - continuing
    operations                                  4,315    2.56%       4,152    3.12%      17,928    3.91%     11,208    3.07%
____________________________________________________________________________________________________________________________

  Income from continuing operations             5,719    3.39%       5,774    4.33%      23,764    5.21%     15,494    4.24%
  Loss from discontinued operations                 -       -         (124)  (0.09)%          -      -         (343)  (0.09)%
____________________________________________________________________________________________________________________________

  Net income                                $   5,719    3.39%   $   5,650    4.24%  $  23,764    5.21%  $  15,151    4.15%
============================================================================================================================

 *Percentagesare computed using average assets ofcontinuing operations (excluding unrealized gains oninvestments) and have been Discontinued operations are those of Foothill Thrift and Loan which was spun off to stockholders on December 23,

SELECTED BALANCE SHEET DATA:
  Total assets                              $ 730,412            $ 585,596           $  730,412          $ 585,596
  Average assets**                            674,402              548,747              610,778            503,792
  Average assets of continuing operations**   674,402              532,626              610,778            487,385
  Average stockholders' equity**              149,760              139,829              145,185            134,763
  Average stockholders' equity in
    continuting operations                    149,760              123,708              145,185            118,356
  Finance receivables                         675,759              529,778              675,759            529,778
  Average finance receivables**               615,699              507,930              559,688            464,971
============================================================================================================================

  Sources of funds employed:
    Commercial paper                        $ 229,990            $ 171,240           $  229,990          $ 171,240
    Other short term borrowings                10,100                    -               10,100                  -
    Senior notes                              245,444              212,359              245,444            212,359
    Subordinated notes and debentures          52,075               44,910               52,075             44,910
    Stockholders' equity                      170,373              142,736              170,373            142,736
____________________________________________________________________________________________________________________________
    Total funds employed                    $ 707,982            $ 571,245           $  707,982          $ 571,245
============================================================================================================================

**Averages are for the three and nine months ended. Average assets and average equity exclude unrealized gains on marketable debt and equity securities.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

SELECTED FINANCIAL DATA FOR FOOTHILL CAPITAL CORPORATION (DOLLARS
IN THOUSANDS)

                                          Three months ended September 30,              Nine months ended September 30,
                                        _______________________________________   _____________________________________________
                                          1994                1993                      1994                   1993
_______________________________________________________________________________   _____________________________________________
SELECTED OPERATING DATA*:
  Interest and fees earned            $  21,828    13.62%  $ 16,595     12.69%      $  58,216     13.45%   $  46,503     12.93%
  Interest expense                        7,898     4.93%     5,759      4.40%         19,541      4.51%      16,341      4.54%
_______________________________________________________________________________________________________________________________
  Net interest revenue                   13,930     8.69%    10,837      8.29%         38,675      8.94%      30,162      8.39%
  Gains on asset sales                      271     0.17%     3,010      2.30%         13,521      3.12%       8,989      2.50%
  Provision for credit losses             2,957     1.84%     3,482      2.66%          7,885      1.82%       9,304      2.59%
  General and administrative expenses     4,319     2.69%     3,725      2.85%         15,056      3.48%      11,921      3.31%
_______________________________________________________________________________________________________________________________

  Income before income taxes              6,925     4.33%     6,640      5.08%         29,255      6.76%      17,926      4.99%
  Provision for income taxes              2,978     1.86%     2,789      2.13%         12,580      2.91%       7,529      2.09%
_______________________________________________________________________________________________________________________________

  Net income                          $   3,947     2.47%  $  3,851      2.95%      $  16,675      3.85%   $  10,397      2.90%
===============================================================================================================================

*Percentages are computed using average assets (excluding unrealized gains on investments) and have been annualized.

SELECTED BALANCE SHEET DATA:
  Total assets                       $  693,696          $  543,057                 $ 693,696              $ 543,057
  Average assets**                      641,112             522,966                   577,110                479,551
  Finance receivables                   663,366             524,164                   663,366                524,164
  Average finance receivables**         602,397             505,471                   550,393                461,545
===============================================================================================================================

Sources of funds employed:
  Commercial paper                   $  229,990          $  171,240                 $ 229,990              $ 171,240
  Other short term borrowings            10,100                   -                    10,100                      -
  Senior notes                          243,650             208,173                   243,650                208,173
  Subordinated notes and debentures      61,575              57,160                    61,575                 57,160
  Stockholder's equity                  129,691              93,524                   129,691                 93,524
_______________________________________________________________________________________________________________________________

  Total funds employed               $  675,006          $  530,097                 $ 675,006              $ 530,097
===============================================================================================================================

**Averages are for the three and nine months ended.  Average assets exclude unrealized gains on marketable debt and equity securities.

OTHER SELECTED DATA:
  Nonperforming finance receivables
   and repossessed assets***                 $   6,698            $  14,500                $   6,698              $  14,500
  Allowance for credit losses                $  16,657            $  13,357                $  16,657              $  13,357
  Actual writeoffs during the period         $   1,657            $   2,502                $   5,085              $   6,474
  Number of employees                              115                  108                      115                    108
===============================================================================================================================

***Includes repossessed assets and loans that have contractual installments more than sixty days past due.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

_______________________________________________________________________________
FINANCE RECEIVABLES OUTSTANDING
_______________________________________________________________________________
         Finance receivables increased $161,241,000 between December 31, 1993 and September 30, 1994 from $514,518,000 to $675,759,000. This increase in outstanding loans was primarily the result of new business at Foothill Capital, offset by normal loan repayments, payoffs and liquidations during the nine month period.
         Included in finance receivables at September 30, 1994 and December 31, 1993 are purchased receivables totaling $29,817,000 and $44,262,000, respectively. These loans, including several which can be valued using market quotations, have an estimated market value of $33,426,000 and $49,480,000, which is $3,609,000 and $5,218,000 more than the carrying value at September 30, 1994 and December 31, 1993, respectively.

_______________________________________________________________________________
NET INCOME
_______________________________________________________________________________
         The Company recorded net income of $5,719,000 for the three months ended September 30, 1994 compared to $5,650,000 for the three months ended September 30, 1993. For the nine months ended September 30, 1994 and 1993, the Company recorded net income of $23,764,000 and $15,151,000 respectively. The increase in net income for the nine months ended September 30, 1994 as compared to the nine months ended September 30,1993 was primarily due to a significant increase in net interest revenue and gains from asset sales and managed partnerships combined with a reduction in the provision for credit losses.
This increase in net income was offset by a reduction in asset management fees and increases in general and administrative expenses and the provision for income taxes. Quarterly results of operations are not necessarily indicative of results of future quarters.

_______________________________________________________________________________
ANALYSIS OF NET INTEREST REVENUE
_______________________________________________________________________________
       Net interest revenue is interest income plus loan related fees less interest expense.

Three months ended September 30, 1994 compared to three months ended
September 30, 1993:
         Net interest revenue increased to $14,500,000 for the three months ended September 30, 1994 from $11,350,000 for the same period in the previous year, and increased as a percentage of average assets to 8.60% from 8.52%. For the three months ended September 30, 1994, the increase in net interest revenue in dollars was primarily due to a higher level of average finance receivables. The increase as a percentage of average assets was due to an increase in loan related fees as a percentage of average assets at Foothill Capital and a reduction in cost of funds at Foothill Capital relative to the prime interest rate. Loan related fees were $3,248,000 and $1,729,000 for the three months ended September 30, 1994 and 1993, respectively.

Nine months ended September 30, 1994 compared to nine months ended
September 30, 1993:
         Net interest revenue increased to $40,383,000 for the nine months ended September 30, 1994 from $31,743,000 for the same period in the previous year, and increased as a percentage of average assets to 8.82% from 8.69%. For the nine months ended September 30, 1994, the increase in net interest revenue in dollars was primarily due to a higher level of average finance receivables. The increase as a percentage of average assets was due to an increase in loan related fees as a percentage of average assets at Foothill Capital and a reduction in cost of funds at Foothill Capital relative to the prime interest rate. Loan related fees were $8,395,000 and $4,994,000 for the nine months ended September 30, 1994 and 1993, respectively.

                          THE FOOTHILL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                (UNAUDITED)

________________________________________________________________________________
ASSET MANAGEMENT FEES
________________________________________________________________________________
         For the three months ended September 30, 1994 and 1993, the Company recorded asset management fees of $1,302,000 and $1,479,000, respectively. The decrease for the three month period ended September 30, 1994 was due to a decrease in the average level of assets managed by the Company as Foothill Fund and Foothill Recovery Fund are liquidating.
         For the nine months ended September 30, 1994 and 1993, the Company recorded asset management fees of $4,157,000 and $4,706,000, respectively. The decrease for the nine month period ended September 30, 1994 was due to a decrease in the average level of assets managed by the Company as Foothill Fund and Foothill Recovery Fund are liquidating.

_______________________________________________________________________________
GAINS FROM ASSET SALES AND MANAGED PARTNERSHIPS
_______________________________________________________________________________
         Gains from asset sales are generated by sales or exchanges of finance receivables and equity securities, and occur irregularly. Gains from managed partnerships arise from profit distributions received from the Registrant's investments in the Funds and vary by quarter, depending on the level of profits generated by the Funds.
         For the three months ended September 30, 1994 and 1993, the Company recorded gains from asset sales and managed partnerships of $2,285,000 and $5,063,000, respectively. For the nine months ended September 30, 1994 and 1993, the Company recorded gains from asset sales and managed partnerships of $22,795,000 and $14,036,000, respectively.


WRITEOFFS AND ALLOWANCE FOR CREDIT LOSSES
         The Company maintains an allowance for credit losses at a level it considers adequate to cover future potential losses on finance receivables. The amount of the allowance is based on management's evaluation of numerous factors, including historical loss experience and adequacy of collateral. The level of the allowance is affected by the provision for losses charged to expense, writeoffs and recoveries of amounts previously written off.
         The provision for credit losses decreased from $3,582,000 for the three months ended September 30, 1993 to $3,061,000 for the three months ended September 30, 1994. The provision decreased from $9,744,000 for the nine months ended September 30, 1993 to $7,989,000 in 1994. As shown in the table below, the decrease in the provision was primarily due to lower actual writeoffs recorded in both the three and nine month periods ending September 30, 1994. The general allowance for credit losses as a percentage of finance receivables plus repossessed assets decreased slightly from 2.54% at September 30, 1993 to 2.51% at September 30, 1994, respectively.
         The following chart illustrates the level of the allowance, the provision charged to expense and net credit losses:

- -------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended      Nine months ended
                                                           --------------------------------------------------------
(Dollars in thousands)                                                   9/30/94    9/30/93      9/30/94    9/30/93
- -------------------------------------------------------------------------------------------------------------------

Finance receivables plus repossessed assets                             $ 676,511  $ 529,778    $ 676,511  $529,778
Allowance for credit losses                                                16,960     13,457       16,960    13,457
Percent of such allowance to finance receivables plus repossessed assets    2.51%      2.54%        2.51%     2.54%
Actual writeoffs during the period, net of recoveries                       1,657      2,502        5,085     6,814
Provision for credit losses charged to income during the period             3,061      3,582        7,989     9,744
Percent of provision for credit losses to net writeoffs during the period    185%       143%         157%      143%
Percent of net writeoffs to finance receivables plus repossessed assets     0.24%      0.47%        0.75%     1.29%
Annualized percent of net writeoffs to finance receivables plus
  repossessed assets                                                        0.98%      1.89%        1.00%     1.71%
===================================================================================================================


                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


_______________________________________________________________________________
NONPERFORMING FINANCE RECEIVABLES AND REPOSSESSED ASSETS
_______________________________________________________________________________
         The following table contains information concerning delinquencies on loans under which installments are more than sixty days past due, loans which are contractually in default, other than discounted finance receivables, and for which legal proceedings have been initiated to repossess or liquidate the underlying collateral, and repossessed assets, all of which are classified as nonperforming assets. Nonperforming assets have a significant effect on interest margin and general and administrative expense since the Company does not recognize income on these accounts but does incur holding costs (primarily interest expense). As the following table illustrates, the Company's nonperforming assets as a percent of finance receivables plus repossessed assets decreased from 3.17% at December 31, 1993 to 0.99% at September 30, 1994:

- ------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)                                                     9/30/94       12/31/93       9/30/93
- ------------------------------------------------------------------------------------------------------------------
 Finance receivables plus repossessed assets                              $  676,511     $ 514,518      $ 529,788
 Loans more than 60 days past due                                              5,946        16,296         14,500
 Percent of above to finance receivables plus repossessed assets               0.88%         3.17%          2.74%
 Repossessed assets, net                                                         752            -              -
 Percent of above to finance receivables plus repossessed assets               0.11%          -               -
- ------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                                               $    6,698     $  16,296      $  14,500
==================================================================================================================
 Percent of above to finance receivables plus repossessed assets               0.99%         3.17%          2.74%
==================================================================================================================

         As shown in the preceding table, nonperforming assets have decreased in both dollars and as a percentage of finance receivables plus repossessed assets since December 31, 1993. Historically, such percentage of nonperforming assets has generally ranged between 2% and 6% of finance receivables plus repossessed assets and has fluctuated within this range from quarter to
quarter.   Due to the Company's increased emphasis on revolving loans and its ability to resolve and liquidate problem accounts, nonperforming assets are currently at 0.99% of finance receivables plus repossessed assets. The Company expects continued fluctuations in the amount of nonperforming assets. The Company's finance receivable portfolio is well diversified within various industries and geographic locations. This diversification should reduce the risk that nonperforming assets will increase materially.
         Loans more than 60 days past due can vary based on borrowers' timeliness in servicing their obligations. Foreclosure proceedings can commence at any time, but generally commence when payments are past due 91 days or more. Repossession occurs when the Company has taken physical possession and title to the chattel or other property.
         Repossessed assets and loans more than 60 days past due have been written down to estimated realizable values. These values are based on management's evaluation of numerous factors, including costs and length of time held prior to ultimate disposition, appraisals, sales of comparable assets and estimated market conditions at projected disposal dates.
_______________________________________________________________________________
GENERAL AND ADMINISTRATIVE EXPENSES
_______________________________________________________________________________
         The following table sets forth major items of general and administrative expenses for the periods indicated:


- ---------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           ----------------------------------------------------
(Dollars in thousands)                                             9/30/94    9/30/93       9/30/94     9/30/93
- ---------------------------------------------------------------------------------------------------------------
Employee related                                                $  3,412     $ 3,202      $  12,974   $  10,261
Occupancy and office                                                 539         477          1,609       1,393
Professional services                                                 92         131            265         394
Data processing and communications                                   225         225            631         586
Credit and collection                                                369          96          1,034         636
Advertising                                                          101          78            372         253
Other                                                                254         175            769         516
- ----------------------------------------------------------------------------------------------------------------
Total general and administrative expenses                        $ 4,992     $ 4,384      $  17,654   $  14,039
================================================================================================================

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


         General and administrative expenses increased from $4,384,000 for the three months ended September 30, 1993 to $4,992,000 for the three months ended September 30, 1994. As a percent of average assets, general and administrative expenses decreased from 3.29% to 2.96% for the three months ended September 30, 1993 and 1994, respectively.
         General and administrative expenses increased from $14,039,000 for the nine months ended September 30, 1993 to $17,654,000 for the nine months ended September 30, 1994. As a percent of average assets, general and administrative expenses increased from 3.84% to 3.85% for the nine months ended September 30, 1993 and 1994, respectively.
         The increases in dollars for the three months and nine months ended September 30, 1994 over the comparable periods in the preceding year were primarily due to increases in employee compensation and incentive accrual levels and related expenses at Foothill Capital and the Registrant along with increases in credit and collection and occupancy expenses.


PROVISION FOR INCOME TAXES
         For the nine months ended September 30, 1994 and 1993, the Company's provision for income taxes was 43% and 42%, respectively, which is based on combined state and federal statutory tax rates.


CAPITAL RESOURCES AND LIQUIDITY
         Growth of the Company's assets is dependent, in part, on its ability to increase capital funds (common and/or preferred stock, retained earnings and subordinated debt). Liquidity is the ability to meet cash requirements such as payment of maturing debt obligations or availability of funds for existing or new customers' borrowing needs.
         Foothill Capital maintains short-term assets in excess of short-term liabilities and finances its growth primarily through the issuance of commercial paper and medium term debt. The primary source of Foothill Capital's short term funding is commercial paper borrowings. During the nine months ended September 30, 1994, commercial paper borrowings increased by $81,707,000 to $229,990,000. Commercial paper borrowings are supported by two committed bank credit facilities with 23 banks, which totaled $300,000,000 as of September 30, 1994. The credit facilities consist of a $200,000,000 multi-year revolving credit facility expiring on June 30, 1997, and a $100,000,000 revolving credit facility expiring on June 29, 1995. As of September 30, 1994, Foothill Capital had $59,910,000 in availability (total amount of credit facilities minus outstanding commercial paper and other short term borrowings) under its bank credit facilities. During the third quarter of 1994, Foothill Capital issued $25,000,000 of variable rate notes with a maturity of one year and $5,000,000 of variable rate notes with a maturity of two years. During 1993, Foothill Capital issued $70,000,000 of senior notes with maturities ranging from one to seven years and $25,000,000 in fixed rate senior subordinated notes with a final maturity of ten years. Proceeds from these debt issuances were primarily used to fund growth in Foothill Capital's finance receivable portfolio as well as repay maturing debt.
         Foothill Capital, in the normal course of its operations, uses interest rate swap transactions to effectively convert its fixed rate debt obligations to floating rate in order to match its mainly floating rate finance receivable portfolio and hedge the Company's exposure to interest rate fluctuations. At September 30, 1994, Foothill Capital maintained interest rate swap agreements with notional amounts aggregating $273,000,000 with eight major financial institutions as counterparties. At September 30, 1994, each counterparty was rated A or better by one or more major credit rating agency.
         Foothill Capital's commercial paper is rated "D-2" by Duff & Phelps Credit Rating Co. and "F-2" by Fitch Investors Service, Inc. The Company's senior debt rating was upgraded to "BBB+" by Duff & Phelps in the second quarter of 1994. In addition, Foothill Capital was assigned a senior obligations rating of "BBB+" by Fitch in the first quarter of 1994.
        The major cash outflows of the Registrant consist primarily of expenditures for general and administrative costs, payment of fees due placement agents involved in its partnership activities, tax payments and payment of preferred and common stock dividends. These expenditures are funded largely through management fees and profits earned in its asset management operations and by management fees and loan repayments from Foothill Capital. Management believes these potential sources of liquidity should be sufficient to meet its obligations for the foreseeable future.

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

_______________________________________________________________________________
PARTICIPATION IN HIGHLY LEVERAGED TRANSACTIONS
_______________________________________________________________________________
         Since its inception, the Registrant and Foothill Capital have been in the commercial finance business. This business includes revolving credit and term lending on a secured basis. Such business has historically been perceived to contain a higher degree of credit risk than unsecured or partially secured commercial lending.
         Since 1972, Foothill Capital's portfolio of finance receivables has included loans made to highly leveraged borrowers and loans made in conjunction with corporate recapitalizations and bankruptcy reorganizations. Foothill Capital has historically extended credit lines up to $70,000,000 by participating portions of these lines with other commercial finance lenders. Under the terms of its various borrowing agreements, Foothill Capital's largest allowable loan (net of participations) at September 30, 1994 was $28,690,000. Foothill Capital's largest loan (net of participations) to any borrower and its affiliates was $16,735,000 and $17,351,000 at September 30, 1994 and 1993,
respectively. Loans in this portfolio are made in numerous industries and geographic locations throughout the United States.
         The Company has been involved with highly leveraged transactions since inception and presently intends to continue its involvement in transactions of this nature.

_______________________________________________________________________________
INVESTMENTS
_______________________________________________________________________________
         The Company had $39,965,000 and $32,842,000 at September 30, 1994 and December 31, 1993, respectively, in its investment portfolio, including some investments which are in unrated or less than investment grade corporate securities. This portfolio includes several debt and equity security positions as well as partnership investment positions held by the Company. Some of these investments are in companies undergoing reorganization or restructuring. Unrealized market appreciation as of September 30, 1994 and December 31, 1993, before income taxes, was $35,151,000 and $32,587,000, respectively.
         The Registrant is a general and/or limited partner in four limited partnerships, The Foothill Fund, Foothill Recovery Fund, Foothill Partners, L.P. and Foothill Partners II, L.P. ("the Funds"). The Foothill Fund and Foothill Recovery Fund are liquidating in 1994 but were established to invest, primarily, in the debt of restructuring and reorganizing companies. Foothill Partners, L.P. and Foothill Partners II, L.P. were established to invest in performing and nonperforming senior bank debt of distressed companies. The Registrant's investments in the Funds are accounted for on an equity basis.
         Investments in unrated or less than investment grade corporate securities have different risks than investments in corporate securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such corporate securities than with other corporate securities because these securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers also usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is only a thinly traded market for some of these securities and market quotes are generally available only from a limited number of dealers which may not represent firm bids of such dealers or prices for actual sales.

                          PART II - OTHER INFORMATION


ITEMS 1 TO 5     NOT APPLICABLE
                 --------------

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------

                 (a)  Exhibits:
                      --------

                      Exhibit 10.27 - Amended and Restated Letter of Credit and Guaranty Agreement dated as of August 1, 1994 among Foothill Capital Corporation, Union Bank, as Agent and as Issuing Bank and other banks named in the agreement.

                      Exhibit 10.37 - ISDA Interest Rate Swap Agreement dated September 8, 1994 by and between Foothill Capital Corporation and The Industrial Bank of Japan, Limited.

                      Exhibit 10.38 - Floating Rate Note with a principal amount of $10,000,000 due September 14, 1995.

                      Exhibit 10.39 - Floating Rate Note with a principal amount of $10,000,000 due September 28, 1995.

                      Exhibit 10.40 - Floating Rate Note with a principal amount of $5,000,000 due September 15, 1995.

                      Exhibit 10.41 - Floating Rate Note with a principal amount of $5,000,000 due September 16, 1996.

                      Exhibit 27 - Financial Data Schedule.

                 (b)  Reports on Form 8-K:
                      --------------------

                                                    Item(s)          Financial Statements
                          Date of Report           Reported                 Filed
                        ------------------       ------------      -----------------------
                             8/18/94                  7                     None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE FOOTHILL GROUP, INC.



Date:        November 9, 1994           s/David C. Hilton
     -----------------------------      ----------------------------------
                                        David C. Hilton
                                        Executive Vice President




Date:        November 9, 1994           s/Henry K. Jordan
     -----------------------------      ----------------------------------
                                        Henry K. Jordan
                                        Senior Vice President;
                                        Chief Financial Officer and
                                        Corporate Secretary