Form 10-K405
period 1994-12-31
FOOTHILL GROUP INC
filed 1995-03-21
CIK 37941

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                                             NAME OF EXCHANGE
                TITLE OF CLASS                              ON WHICH REGISTERED
- ---------------------------------------------------------------------------------------------
      Class A Common Stock, no par value               New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $272,755,000.

     At March 1, 1995, Registrant had 16,632,754 shares of Class A Common Stock, no par value, outstanding.

     Part I and Part II incorporate information by reference from the
Registrant's Annual Report to Stockholders for the year ended December 31, 1994 and Part III incorporates information by reference from the definitive Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders, dated March 21, 1995, as set forth herein.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                              PAGE REFERENCE
                                                                      -------------------------------
                                                                                 INCORPORATED BY
                                                                                  REFERENCE FROM
                                                                             ------------------------
                                                                                ANNUAL
                                                                      FORM    REPORT TO       PROXY
                                                                      10-K   STOCKHOLDERS   STATEMENT
                                                                      ----   ------------   ---------
                                               PART I

Item  1.     Business...............................................  1-2        19-25
Item  2.     Properties.............................................    2
Item  3.     Legal Proceedings......................................    2
Item  4.     Submission of Matters to a Vote of Security Holders....    3

                                               PART II

Item  5.     Market for Registrant's Common Equity and Related
             Stockholder Matters....................................    3           41
Item  6.     Selected Financial Data................................    3        17-18
Item  7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    3        19-25
Item  8.     Financial Statements and Supplementary Data............    3        26-41
Item  9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................    3

                                              PART III

Item 10.     Directors and Executive Officers of the Registrant.....  3-4                       3-6
Item 11.     Executive Compensation.................................    4                      6-13
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.............................................    4                       1-6
Item 13.     Certain Relationships and Related Transactions.........    4                     15-16

                                               PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...............................................    5

                                     PART I

ITEM 1.  BUSINESS.

     The Foothill Group, Inc. ("Foothill Group" or "parent company") is a specialized financial services company engaged in asset-based commercial lending through Foothill Capital Corporation ("Foothill Capital") and money management services through Foothill Group. Unless the context otherwise indicates, the "Company" refers to Foothill Group and its subsidiary.

     Since 1970, Foothill Capital has made revolving credit and term loans to companies which are generally unable to secure financing from traditional lending sources. The loans are generally secured by accounts receivable and inventory, machinery, equipment and other assets. At December 31, 1994, Foothill Capital had a total of $648,763,000 in loans outstanding. Foothill Capital generates revenues principally from interest income as well as loan commitment, appraisal, audit, monitoring fees and other related services. Foothill Capital's strategy is to provide innovative financing solutions to borrowers who have adequate collateral in the form of accounts receivable, inventory and other assets, but may not meet overall credit standards generally required by commercial banks. As part of its operating strategy, Foothill Capital, in conjunction with limited partnerships managed by Foothill Group, purchases loans at a discount to their principal amounts.

     At December 31, 1994, loans in Foothill Capital's portfolio have principal amounts of up to $17,886,000. The average amount per borrower in Foothill Capital's portfolio was $2,595,000 and was either a revolving loan secured primarily by accounts receivable and inventory or a term loan secured by machinery, equipment or other assets. Revolving loans are normally provided for up to three year periods and are based on 50% to 80% of eligible accounts receivable and on 15% to 50% of the lower of cost or market value of eligible inventory. Term loans are frequently made in combination with revolving loans and are generally due within five years. Both revolving loans and term loans are made with full recourse to the borrower.

     Foothill Capital has historically purchased secured loans from other parties ("purchased receivables") consisting of non-public debt instruments including bank loans and private placements, public debt instruments including registered bonds, notes and debentures, and discounted receivables (bank debt purchased at a discount from its principal amount from the original lenders.) Foothill Capital's bank credit agreement limits the amount of its aggregate purchased receivables to $75,000,000. At December 31, 1994, purchased receivables totaled $33,056,000 and represented 4.7% of Foothill Capital's assets.

     In 1988, Foothill Group established a money management business to capitalize on its experience in lending to and investing in debt securities of financially troubled borrowers. Foothill Group operates two limited partnerships for institutional investors (the "Funds") to invest in debt securities or claims of financially troubled companies. Many of the Funds' investments are in companies that may be involved in a restructuring or reorganization under the Federal Bankruptcy Code. Foothill Group acts as a general partner of such partnerships, which have aggregate capital commitments of $516,000,000. Foothill Group earns management fees from the Funds as well as incentive compensation based on distributed profits in excess of specified rates of return.

     Effective December 23, 1993, the parent company completed the spin-off of its Foothill Thrift and Loan subsidiary to Foothill Group shareholders. All previously reported financial results of Foothill Thrift and Loan, through the record date for the spin-off, are classified as discontinued operations. Revenues of Foothill Thrift and Loan totaled $21,658,000 and $23,131,000 for the years ended December 31, 1993 and 1992.

MANAGEMENT OF CREDIT RISK

     The Company endeavors to minimize credit losses by maintaining a diversity of borrowers and types of collateral, as well as by establishing credit policies and by maintaining close supervision of its loans and underlying collateral. Borrowers of Foothill Capital may be a higher credit risk than traditional unsecured borrowers of commercial banks. Foothill Capital attempts to offset this risk by collateralizing all loans. Foothill Capital's credit policies prohibit loans in excess of 15% of capital funds (consolidated net worth plus subordinated debt) to any one borrower. In practice, few of its loans approach such maximum. At December 31, 1994, Foothill Capital's largest loan was $17,886,000 (9.3% of capital funds). Foothill Capital also manages its loan portfolio to avoid geographic and industry concentration risk. At December 31, 1994, 70% of its finance receivables were from borrowers outside the State of California, and borrowers from no other state represented more than 14% of its loan portfolio. In addition, it is Foothill Capital's policy to have no single industry other than wholesale trade (as defined by two digit SIC codes) account for greater than 10% of its loan portfolio.

     In addition to originating loans for its own portfolio, Foothill Capital reduces its credit exposure by selling nonrecourse participations in loans to banks and other asset-based lenders. At December 31, 1994, Foothill Capital had sold $218,052,000 in nonrecourse loan participations.

     The Company's credit investigation normally involves analysis of the underlying collateral securing the loan, review and analysis of the prospective borrower's financial statements and background, an analysis of cash flow ability of the prospective borrower to meet the Company's repayment requirements and review of credit and historical data with credit reporting agencies. In addition, the Company performs audits of information and operational data provided by revolving credit prospects.

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

     Foothill Group faces competition in its money management activities from asset and money managers, some of whom are affiliated with major investment or commercial banks and investment advisors whose investment strategies are substantially similar to those of the Funds.

EMPLOYEES

     As of December 31, 1994, the Company and its subsidiary employed 128 people.

ITEM 2.  PROPERTIES.

     The Company leases all of its offices. Information with respect to the Company's offices as of December 31, 1994 is as follows:

                                                   FLOOR SPACE                      LEASE
                                                       IN            ANNUAL       EXPIRATION
                        LOCATION                   SQUARE FEET       RENTAL          DATE
        -----------------------------------------  -----------     ----------     ----------
        Foothill Capital:
          Los Angeles, California(1).............     28,455       $1,096,000        2000
          Boston, Massachusetts..................        500           68,000        1995
          Chicago, Illinois......................        270           38,000        1995

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is incorporated herein by reference the information from the section entitled "Stock Information" on page 41 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA.

     There is incorporated herein by reference the information from the sections entitled "Selected Consolidated Financial Data" and "Selected Financial Data For Foothill Capital Corporation" on pages 17 and 18 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     There is incorporated herein by reference the information from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 to 25 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     There is incorporated herein by reference the "Consolidated Financial Statements" of The Foothill Group, Inc. and its subsidiary, together with the Report of Ernst & Young, Independent Auditors, on pages 26 to 41 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

     With the exception of the information incorporated in Items 1, 5, 6, 7 and 8, the Annual Report is not deemed filed as part of this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is incorporated herein by reference the information from the section entitled "Election of Directors" on pages 3 to 6 of the Company's definitive Proxy Statement, dated March 21, 1995, filed with the Securities and Exchange Commission. Reference is also made to the list of Executive Officers, which is provided below under the caption "Executive Officers of the Registrant."

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

DON L. GEVIRTZ -- Chairman of the Board and Chief Executive Officer -- Age 67

     Mr. Gevirtz has been Chairman of the Board and Chief Executive Officer since April 1972.

JOHN F. NICKOLL -- President, Vice Chairman of the Board, Co-Chief Executive
                  Officer and Chief Operating Officer -- Age 60

     Mr. Nickoll has been President since April 1977. Since April 1972, he has been Vice Chairman of the Board and Chief Operating Officer. He has been Co-Chief Executive Officer since January 1985.

DAVID C. HILTON -- Executive Vice President -- Age 47

     Mr. Hilton was elected Executive Vice President in January 1990 and had served as Chief Financial Officer since November 1984, Senior Vice President since March 1983 and as Controller from April 1979 through October 1984. He was elected Executive Vice President of Foothill Capital in June 1985.

PETER E. SCHWAB -- Executive Vice President -- Age 51

     Mr. Schwab was elected Executive Vice President in January 1990 and had served as Senior Vice President since December 1984 and Senior Vice President of Foothill Capital since February 1983. He was elected President of Foothill Capital in August 1986.

HENRY K. JORDAN -- Senior Vice President, Chief Financial Officer and Secretary -- Age 38

     Mr. Jordan was elected Senior Vice President in January 1994 and has served as Chief Financial Officer and Secretary since February 1990. He had served as Vice President and Controller since November 1984. He was elected Senior Vice President of Foothill Capital in September 1986.

ITEM 11.  EXECUTIVE COMPENSATION.

     There is incorporated herein by reference the information from the section entitled "Executive Compensation" on pages 6 to 13 of the Company's definitive Proxy Statement, dated March 21, 1995, filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is incorporated herein by reference the information from the section entitled "Voting Securities" on pages 1 to 3 and "Election of Directors" on pages 3 to 6 of the Company's definitive Proxy Statement, dated March 21, 1995, filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There is incorporated herein by reference the information from the section entitled "Transactions with Management and Others" on pages 15 to 16 of the Company's definitive Proxy Statement, dated March 21, 1995, filed with the Securities and Exchange Commission.

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

     (b) Reports on Form 8-K

        During the quarter ended December 31, 1994 and through the date of this filing, the following reports on Form 8-K were filed:

            November 16, 1994 -- Item 7:    Financial Statements and Exhibits
            February 9, 1995 -- Item 7:     Financial Statements and Exhibits

     (c) Exhibits

        The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.

                            THE FOOTHILL GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                  (ITEM 14(A))

                                                                            PAGE REFERENCES
                                                                     -----------------------------
                                                                                   INCORPORATED BY
                                                                                   REFERENCE FROM
                                                                                    ANNUAL REPORT
                                                                     FORM 10-K     TO STOCKHOLDERS
                                                                     ---------     ---------------
Report of Ernst & Young, Independent Auditors......................                        41
Consolidated Financial Statements:
  Consolidated Balance Sheets at December 31, 1994 and 1993........                        26
  Consolidated Statements of Income for the years ended December
     31, 1994, 1993 and 1992.......................................                        27
  Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1994, 1993 and 1992........................                        28
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1993 and 1992..............................                        29
  Notes to Consolidated Financial Statements.......................                     30-40
Financial Statement Schedules:
  III -- Condensed Financial Information of Registrant
     (unconsolidated)..............................................     8-11

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes in the Annual Report to Stockholders for the year ended December 31, 1994.

                            THE FOOTHILL GROUP, INC.
                                (PARENT COMPANY)

               SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF
                          REGISTRANT (UNCONSOLIDATED)

                   CONDENSED BALANCE SHEETS (UNCONSOLIDATED)

                           DECEMBER 31, 1994 AND 1993

                                     ASSETS

                                                                        1994           1993
                                                                    ------------   ------------
Cash and cash equivalents.........................................  $ 1,708,0000   $  5,409,000
Investments.......................................................    12,916,000      7,839,000
Finance receivables, net..........................................    10,290,000      7,645,000
Investment in Foothill Capital, at equity.........................   132,309,000    114,133,000
Advances to Foothill Capital......................................     8,750,000     10,500,000
Prepaid income taxes..............................................     3,288,000      3,232,000
Other assets......................................................     8,599,000      9,945,000
                                                                    ------------   ------------
                                                                    $177,860,000   $158,794,000
                                                                     ===========    ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued and other liabilities.....................................  $  5,451,000   $  6,646,000
Stockholders' equity..............................................   172,409,000    152,148,000
                                                                    ------------   ------------
                                                                    $177,860,000   $158,794,000
                                                                     ===========    ===========

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                                (PARENT COMPANY)

               SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF
                    REGISTRANT (UNCONSOLIDATED) (CONTINUED)

                CONDENSED STATEMENTS OF INCOME (UNCONSOLIDATED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                         1994            1993            1992
                                                      -----------     -----------     -----------
Interest and fees earned............................  $ 2,510,000     $ 2,435,000     $ 1,964,000
Interest expense....................................      160,000         283,000       2,706,000
                                                      -----------     -----------     -----------
     Net interest revenue (expense).................    2,350,000       2,152,000        (742,000)

Asset management fees...............................    6,210,000       6,951,000       3,789,000
Gains from asset sales and partnerships.............   10,350,000       5,082,000       3,637,000
Provision for credit losses.........................      104,000         539,000          30,000
General and administrative expense..................    4,237,000       3,838,000       2,207,000
                                                      -----------     -----------     -----------

Income from continuing operations before provision
  for income taxes and other items below............   14,569,000       9,808,000       4,447,000
Provision for income taxes..........................    6,265,000       4,119,000       1,771,000
                                                      -----------     -----------     -----------
Income from continuing operations...................    8,304,000       5,689,000       2,676,000
Income (loss) from discontinued operations..........           --      (1,579,000)        563,000
                                                      -----------     -----------     -----------
Income before items below...........................    8,304,000       4,110,000       3,239,000

Equity in income of Foothill Capital before
  extraordinary items...............................   22,772,000      15,134,000       9,458,000
Extraordinary items, net............................           --        (561,000)       (552,000)
                                                      -----------     -----------     -----------
Net income..........................................  $31,076,000     $18,683,000     $12,145,000
                                                       ==========      ==========      ==========

Cash dividends from Foothill Capital................  $        --     $        --     $        --
                                                       ==========      ==========      ==========

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                                (PARENT COMPANY)

               SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF
                    REGISTRANT (UNCONSOLIDATED) (CONTINUED)

              CONDENSED STATEMENTS OF CASH FLOWS (UNCONSOLIDATED)

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                           1994           1993           1992
                                                       ------------   ------------   ------------
Cash flows from operating activities:
  Income from continuing operations before
     extraordinary items.............................  $ 31,076,000   $ 19,244,000   $ 12,697,000
  Adjustments to reconcile income from continuing
     operations before extraordinary items to net
     cash provided by operating activities:
     Equity in undistributed income of Foothill
       Capital before extraordinary items............   (22,772,000)   (15,134,000)    (9,458,000)
     Net (income) loss from discontinued
       operations....................................            --      1,579,000       (563,000)
     Provision for credit losses.....................       104,000        539,000         30,000
     Amortization of deferred fund and debt issuance
       costs.........................................     1,695,000      1,545,000        929,000
     Increase (decrease) in accrued and other
       liabilities...................................    (1,354,000)     2,507,000       (744,000)
     Decrease in prepaid income taxes................        35,000         12,000      1,081,000
     Other...........................................    (1,281,000)      (984,000)      (190,000)
                                                       ------------   ------------   ------------
          Net cash provided by operating
            activities...............................     7,503,000      9,308,000      3,782,000
                                                       ------------   ------------   ------------
Cash flows from investing activities:
  Net proceeds from investment sales and partnership
     distributions...................................     1,159,000      4,448,000      1,446,000
  Contributions made to partnerships and purchases of
     investments.....................................    (5,707,000)    (3,950,000)    (2,125,000)
  Proceeds received from net finance receivables.....    36,132,000     16,063,000      2,099,000
  Disbursements made for net finance receivables.....   (38,881,000)   (22,883,000)    (2,700,000)
  Advances (to) from discontinued operations.........            --      1,000,000     (1,000,000)
  Proceeds from repayments of advances to Foothill
     Capital.........................................     1,750,000      1,750,000      1,750,000
                                                       ------------   ------------   ------------
          Net cash used in investing activities......    (5,547,000)    (3,572,000)      (530,000)
                                                       ------------   ------------   ------------
Cash flows from financing activities:
  Net (increase) decrease in deferred costs..........       326,000     (4,191,000)    (1,156,000)
  Payments on senior notes payable...................            --             --    (23,682,000)
  Payments on and retirements of subordinated notes
     and debentures..................................            --             --     (6,376,000)
  Dividends paid on preferred stock..................      (270,000)      (270,000)      (415,000)
  Issuance of common stock, net of related costs.....     1,487,000      2,276,000     29,293,000
  Repurchase and retirement of common stock..........    (3,724,000)            --             --
  Dividends paid per common share ($.21 in 1994, $.09
     in 1993)........................................    (3,476,000)    (1,396,000)            --
                                                       ------------   ------------   ------------
          Net cash used in financing activities......    (5,657,000)    (3,581,000)    (2,336,000)
                                                       ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................    (3,701,000)     2,155,000        916,000
Cash and cash equivalents at beginning of year.......     5,409,000      3,254,000      2,338,000
                                                       ------------   ------------   ------------
Cash and cash equivalents at end of year.............  $  1,708,000   $  5,409,000   $  3,254,000
                                                        ===========    ===========    ===========
Cash paid during the year for:
  Interest expense...................................  $    158,000   $    278,000   $  3,314,000
  Income taxes.......................................  $ 24,463,000   $ 14,978,000   $ 12,140,000

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (UNCONSOLIDATED)

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     For financial reporting purposes, Foothill Capital's provision for income taxes is determined on a separate company basis. Foothill Capital's tax benefits are not limited by the consolidated group's ability to utilize these tax benefits. The difference between the provision of Foothill Capital and the consolidated provision is accounted for by the parent company.

     The presentation of certain prior year amounts has been conformed to the 1994 presentation.

     All previously reported financial results of Foothill Thrift and Loan are classified as discontinued operations.

     For information concerning other significant accounting policies followed, restrictions on investments in subsidiaries and extraordinary items, reference is made to Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1994.

NOTE 2 -- INDEBTEDNESS

     See Notes 4 and 5 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1994.

NOTE 3 -- CONTINGENCIES

     See Note 10 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE FOOTHILL GROUP, INC.

                                          By:      /s/  DON L. GEVIRTZ
                                            ------------------------------------
                                                       Don L. Gevirtz
                                                  Chief Executive Officer

                                          Date: March 21, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                 TITLE                    DATE
- ---------------------------------------------  -------------------------------  ---------------

               DON L. GEVIRTZ                  Chairman of the Board and Chief   March 21, 1995
- ---------------------------------------------         Executive Officer
               Don L. Gevirtz

               JOHN F. NICKOLL                 President, Vice Chairman of the   March 21, 1995
- ---------------------------------------------     Board, Co-Chief Executive
               John F. Nickoll                   Officer and Chief Operating
                                                           Officer

               HENRY K. JORDAN                  Senior Vice President, Chief     March 21, 1995
- ---------------------------------------------  Financial Officer and Secretary
               Henry K. Jordan

                WARREN BENNIS                             Director               March 21, 1995
- ---------------------------------------------
                Warren Bennis

             JOSEPH J. FINN-EGAN                          Director               March 21, 1995
- ---------------------------------------------
             Joseph J. Finn-Egan

              JEFFREY A. LIPKIN                           Director               March 21, 1995
- ---------------------------------------------
              Jeffrey A. Lipkin

                ARTHUR MALIN                              Director               March 21, 1995
- ---------------------------------------------
                Arthur Malin

               STEVEN L. VOLLA                            Director               March 21, 1995
- ---------------------------------------------
               Steven L. Volla

                            THE FOOTHILL GROUP, INC.

                               INDEX TO EXHIBITS

                                  (ITEM 14(C))

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                   DESCRIPTION                                   PAGE
  ------      ---------------------------------------------------------------------  ------------
    3.1       Certificate of Incorporation (as amended)(18)........................
    3.2       By-Laws as amended(18)...............................................
    3.2 (a)   Amendment to By-Laws dated February 1, 1991(18)......................
    4.1       Preferred Stock Purchase Agreement including exhibits dated May 10,
              1991 by and between the Registrant and Recovery Equity Investors,
              L.P.(12).............................................................
   10.1       Employment Agreement -- Don L. Gevirtz(14)...........................
   10.2       Employment Agreement -- John F. Nickoll(14)..........................
   10.3       Form of Employment Agreement -- Senior Management(14)................
   10.4       Amended and Restated Top Executive Incentive Compensation Plan dated
              July 1, 1992(21).....................................................
   10.5       Amended and Restated Employee Stock Option Plan(5)...................
   10.6       Flexible Premium Life Insurance, Split Dollar Plan(14)...............
   10.7       1990 Foothill Performance and Equity Incentive Plan(11)..............
   10.8       Supplemental Executive Retirement Plan(14)...........................
   10.8 (a)   First Amendment to The Foothill Group, Inc. Supplemental Executive
              Retirement Plan(22)..................................................
   10.9       Retirement Plan for Outside Directors(14)............................
   10.10      Agreement of Foothill Managers Limited, a California Limited
              Partnership, as amended(4)...........................................
   10.11      Agreement of Foothill Managers Limited II, a California Limited
              Partnership(7).......................................................
   10.12      Agreement of Limited Partnership of The Foothill Fund, a California
              Limited Partnership(6)...............................................
   10.12(a)   First Amendment to Agreement of Limited Partnership of The Foothill
              Fund(6)..............................................................
   10.12(b)   Second Amendment to Agreement of Limited Partnership of The Foothill
              Fund(7)..............................................................
   10.12(c)   Third Amendment to Agreement of Limited Partnership of The Foothill
              Fund(8)..............................................................
   10.13      Agreement of Limited Partnership of Foothill Recovery Fund, a
              California Limited Partnership(7)....................................
   10.13(a)   First Amendment to Agreement of Limited Partnership of Foothill
              Recovery Fund, a California Limited Partnership(8)...................
   10.13(b)   Second Amendment to Agreement of Limited Partnership of Foothill
              Recovery Fund, a California Limited Partnership(8)...................
   10.14      Amended and Restated Agreement of Limited Partnership of Foothill
              Partners, L.P., a Delaware Limited Partnership(10)...................

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                   DESCRIPTION                                   PAGE
  ------      ---------------------------------------------------------------------  ------------
   10.14(a)   First Amendment dated June 29, 1992 to Amended and Restated Agreement of Limited Partnership of Foothill Partners, L.P., a Delaware Limited
              Partnership(17)......................................................
   10.15      Agreement of Limited Partnership of Foothill Partners II, L.P., a
              Delaware Limited Partnership dated December 22, 1992(21).............
   10.16      Loan Agreement dated November 10, 1980 by and between Foothill
              Capital Corporation and Connecticut General Life Insurance
              Company(4)...........................................................
   10.16(a)   First Amendment to Loan Agreement dated March 16, 1981 between
              Foothill Capital Corporation and Connecticut General Life Insurance
              Company(4)...........................................................
   10.17      Loan Agreement dated January 23, 1990 by and between Foothill Capital
              Corporation and various lenders as noted in the loan agreement(15)...
   10.17(a)   First Amendment dated May 30, 1991 to Loan Agreement dated January
              23, 1990 by and between Foothill Capital Corporation and various lenders as noted in the amendment(13)................................
   10.18      Loan Agreement dated June 15, 1990 by and between Foothill Capital
              Corporation and various lenders as noted in the loan agreement(9)....
   10.18(a)   First Amendment dated May 30, 1991 to Loan Agreement dated June 15,
              1990 by and between Foothill Capital Corporation and various lenders as noted in the amendment(13)........................................
   10.19      Loan Agreement dated May 8, 1991 by and between Foothill Capital
              Corporation and various lenders as noted in the loan agreement(12)...
   10.20      Loan Agreement dated January 31, 1992 by and between Foothill Capital
              Corporation and various lenders as noted in the loan agreement(18)...
   10.21      Loan Agreement dated as of April 29, 1992 by and between Foothill
              Capital Corporation and various lenders as noted in the loan agreement(19)........................................................
   10.22      Omnibus Amendment dated October 1, 1992 to Loan Agreements dated
              November 10, 1980, January 23, 1990, June 15, 1990, May 8, 1991,
              January 31, 1992 and April 29, 1992 by and between Foothill Capital
              Corporation and various lenders as noted in the amendment(21)........
   10.23      Note Agreement dated November 1, 1992 by and between Foothill Capital
              Corporation and various lenders as noted in the note agreement(21)...
   10.24      Note Agreement dated October 1, 1993 by and between Foothill Capital
              Corporation and various lenders as noted in the note agreement(22)...
   10.25      Note agreement dated November 1, 1994 by and between Foothill Capital
              Corporation and Principal Mutual Life Insurance Company(1)...........
   10.26      Floating Rate Note with a principal amount of $10,000,000 due
              September 14, 1995(24)...............................................
   10.27      Floating Rate Note with a principal amount of $10,000,000 due
              September 28, 1995(24)...............................................
   10.28      Floating Rate Note with a principal amount of $5,000,000 due
              September 15, 1995(24)...............................................
   10.29      Floating Rate Note with a principal amount of $5,000,000 due
              September 16, 1996(24)...............................................
   10.30      Floating Rate Note with a principal amount of $10,000,000 due
              November 21, 1995(1).................................................

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
  NUMBER                                   DESCRIPTION                                   PAGE
  ------      ---------------------------------------------------------------------  ------------
   10.31      ISDA Interest Rate Swap Agreement dated May 17, 1990 by and between
              Foothill Capital Corporation and Continental Bank N.A.(9)............
   10.31(a)   First Amendment dated as of March 13, 1992 to ISDA Interest Rate Swap
              Agreement dated May 17, 1990 by and between Foothill Capital
              Corporation and Continental Bank N.A.(16)............................
   10.32      ISDA Interest Rate Swap Agreement dated May 21, 1990 by and between
              Foothill Capital Corporation and Commonwealth Bank of Australia(9)...
   10.33      ISDA Interest Rate and Currency Exchange Agreement dated March 4,
              1992 between Foothill Capital Corporation and Sanwa Bank
              California(16).......................................................
   10.34      ISDA Interest Rate Swap Agreement dated March 12, 1992 between
              Foothill Capital Corporation and National Westminster Bank USA(16)...
   10.35      ISDA Master Agreement dated as of August 24, 1993 between Foothill
              Capital Corporation and Bank of America NT&SA(20)....................
   10.36      ISDA Interest Rate and Currency Exchange Agreement dated as of July
              19, 1993 between Foothill Capital Corporation and Westdeutche
              Landesbank Girozentrale(20)..........................................
   10.37      ISDA Interest Rate Swap Agreement dated as of February 23, 1994 by and between Foothill Capital Corporation and National Bank of
              Canada(23)...........................................................
   10.38      ISDA Interest Rate Swap Agreement dated July 12, 1994 by and between
              Foothill Capital Corporation and The Industrial Bank of Japan,
              Limited(24)..........................................................
   10.39      Revolving Credit Agreement dated as of June 30, 1994 among Foothill
              Capital Corporation, Bank of America NT&SA as agent, and other banks named in the loan agreement(23)......................................
   10.40      Multiyear Credit Agreement dated as of June 30, 1994 among Foothill
              Capital Corporation, Bank of America, NT&SA as agent, and other banks in the loan agreement(23)............................................
   10.40(a)   Amendment Number One dated February 1, 1995 to the Multiyear Credit
              Agreement among Foothill Capital Corporation, Bank of America NT&SA as agent and other banks named in the loan agreement(1)..............
   10.41      Third Amended and Restated Letter of Credit and Guaranty Agreement
              dated as of August 1, 1994 among Foothill Capital Corporation, Union
              Bank as agent and issuing bank(24)...................................
   10.42      Amended and Restated Letter of Credit and Guaranty Agreement dated as of August 1, 1994 among Foothill Capital Corporation, Bank of America
              NT&SA as Agent and Issuing Bank and other banks named in the agreement(1).........................................................
   11.1       Computation of Earnings Per Common Share(1)..........................
   13.1       Annual Report to Stockholders for the year ended
              December 31, 1994(1 and 2)...........................................
   22.1       Subsidiaries of the Registrant(1)....................................
   23.1       Consent of Independent Auditors(1)...................................
   27         Financial Data Schedule for Commercial and Industrial Companies(1)...
   28         Consolidated Financial Statements of Foothill Capital Corporation for
              the year ended December 31, 1994(1)..................................

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

(11) Incorporated herein by reference from Appendix A of Registrant's 1990 proxy statement dated March 8, 1990.

(12) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

(13) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(14) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1990.

(15) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1989.

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

(17) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(18) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1991.

(19) Incorporated herein by reference from Exhibit 10.34 to Registrant's Amendment No. 2 to Form S-2 Registration Statement No. 33-46673.

(20) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(21) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1992.

(22) Incorporated herein by reference from Registrant's Annual Report on Form 10-K for its year ended December 31, 1993.

(23) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(24) Incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.