Form 10-Q
period 1995-03-31
FOOTHILL GROUP INC
filed 1995-05-15
CIK 37941

                                 United States
                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended March 31,1995

                                       or

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from ____________ to ______________

Commission file number 0-5467


                            THE FOOTHILL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     Delaware                                  94-1663353
                          -------------------------------                 -------------------
                          (State or other jurisdiction of                   (I.R.S. Employer
                          incorporation or organization)                  Identification No.)

                           11111 Santa Monica Boulevard
                              Los Angeles, California                            90025
                     ----------------------------------------                  ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.

                      Title of Each Class              Number of Shares Outstanding
                      -------------------              ----------------------------
              Class A Common Stock, No Par Value                16,705,594

                                                           (As of March 31,1995)

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

               Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .      4 to 5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .     6 to 13



Part II - Other Information
- ---------------------------

Items 1 to 6    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

                            THE FOOTHILL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                             (Dollars in thousands)


           ITEM 1
           ------------------------------------------------------------------------------------------------------------------
                                                                                                  MARCH 31,      DECEMBER 31,
                                                                                                    1995            1994
           ------------------------------------------------------------------------------------------------------------------
           ASSETS                                                                                  (Unaudited)
           Cash and cash equivalents                                                                $  12,851       $  33,584
           Equity, debt and partnership investments                                                    42,026          38,301

           Finance receivables:
               Revolving loans                                                                        556,214         481,063
               Term loans                                                                             189,091         178,293
           ------------------------------------------------------------------------------------------------------------------
                   Finance receivables                                                                745,305         659,356
               Allowance for credit losses                                                             18,960          17,260
           ------------------------------------------------------------------------------------------------------------------
                   Finance receivables, net                                                           726,345         642,096

           Repossessed assets, net                                                                        556             556
           Prepaid income taxes                                                                         7,985          10,463
           Deferred fund and debt issuance costs, net                                                   7,612           7,598
           Property and equipment, at cost less accumulated depreciation and
               amortization ($2,138 at March 31, 1995; $2,438 at December 31, 1994)                     2,565           2,387
           Other assets (principally monies due from loan participants)                                11,303           3,205
           ------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 811,243       $ 738,190
           ==================================================================================================================

           LIABILITIES AND STOCKHOLDERS' EQUITY
           Liabilities:
               Commercial paper                                                                     $ 259,177       $ 214,897
               Other short term borrowings                                                                  -          10,000
               Senior notes payable                                                                   255,231         268,829
               Accounts payable and accrued liabilities                                                61,369          21,504
               Subordinated notes and debentures                                                       50,550          50,550
           ------------------------------------------------------------------------------------------------------------------
                   Total liabilities                                                                  626,327         565,780
           ------------------------------------------------------------------------------------------------------------------

           Stockholders' equity:
               Convertible preferred stock, $1.00 par value, $30.00 per share liquidation
                   preference, 9% cumulative, 100,000 shares issued and outstanding                     2,900           2,900
               Class A common stock, no par value, 16,705,594 shares
                   issued and outstanding (16,420,410 at December 31, 1994)                           100,684          99,048
               Unrealized gains, net of tax, on marketable debt and equity securities                  17,477          15,001
               Retained earnings                                                                       63,855          55,461
           ------------------------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                                         184,916         172,410
           ------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 811,243       $ 738,190
           ==================================================================================================================

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                 (Dollars in thousands, except per share data)


             ------------------------------------------------------------------------------------------------------
                                                                                            1995            1994
             ------------------------------------------------------------------------------------------------------
             Interest and fees earned                                                   $    26,858     $    17,857
             Interest expense                                                                 9,947           5,177
             ------------------------------------------------------------------------------------------------------
             Net interest revenue                                                            16,911          12,680
             Asset management fees                                                            1,251           1,539
             Gains from asset sales and managed partnerships                                  6,318          14,861
             Provision for credit losses                                                      3,538           2,415
             General and administrative expenses                                              6,216           6,591
             ------------------------------------------------------------------------------------------------------
             Income before income taxes                                                      14,726          20,074
             Provision for income taxes                                                       6,332           8,632
             ------------------------------------------------------------------------------------------------------
             Net income                                                                 $     8,394     $    11,442
             ======================================================================================================
             Per share data (shares in thousands):
                    Primary earnings per common share                                   $       .50     $       .67
             ======================================================================================================
                    Fully diluted earnings per common share                             $       .48     $       .65
             ======================================================================================================
                  Number of shares used in per share computations:
                     Primary                                                                 16,770          16,962
             ======================================================================================================
                     Fully diluted                                                           17,451          17,629
             ======================================================================================================





                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                             (Dollars in thousands)


                ---------------------------------------------------------------------------------------------------------------
                                                                                                      1995              1994
                ---------------------------------------------------------------------------------------------------------------
                OPERATING ACTIVITIES:
                Net income                                                                         $     8,394      $    11,442
                    Adjustments to reconcile net income to net cash provided by operating activities:
                            Provision for credit losses                                                  3,538            2,415
                            Depreciation and amortization                                                  239              150
                            Amortization of deferred fund and debt issuance costs                          588              560
                            Increase in accounts payable and accrued liabilities                        39,513           11,794
                            Other                                                                       (6,128)          (3,709)
                ---------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                               46,144           22,652
                ---------------------------------------------------------------------------------------------------------------
                INVESTING ACTIVITIES:
                    Net proceeds from investment sales and partnership distributions                     2,121            2,132
                    Contributions made to partnerships and purchases of investments                       (595)          (1,116)
                    Payments received from net finance receivables and sales of
                        repossessed assets                                                           1,933,988        1,346,697
                    Disbursements made for net finance receivables and repossessed assets           (2,022,512)      (1,354,690)
                    Purchase of property and equipment                                                    (417)            (120)
                ---------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                                  (87,415)          (7,097)
                ---------------------------------------------------------------------------------------------------------------
                FINANCING ACTIVITIES:
                    Net decrease (increase) in deferred fund and debt issuance costs                      (603)             544
                    Proceeds from commercial paper sales                                               701,405          163,988
                    Payments on commercial paper maturities                                           (657,125)        (213,442)
                    Payments on senior notes payable and net bank borrowings                           (23,598)            (599)
                    Dividends paid per common share ($.06 in 1995, $.05 in 1994)                          (983)            (826)
                    Dividends paid on preferred stock                                                      (68)             (68)
                    Issuance of common stock                                                             1,510              309
                ---------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing activities                                     20,538          (50,094)
                ---------------------------------------------------------------------------------------------------------------
                Net decrease in cash and cash equivalents                                              (20,733)         (34,539)
                Cash and cash equivalents at beginning of period                                        33,584           50,907
                ---------------------------------------------------------------------------------------------------------------
                Cash and cash equivalents at end of period                                         $    12,851      $    16,368
                ===============================================================================================================
                Cash paid during the period for:
                   Interest expense                                                                $     6,522      $     2,343
                   Income taxes                                                                    $     2,326      $       196
                ===============================================================================================================

                            See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1995


NOTE 1.      BASIS OF PRESENTATION
         The interim Financial Statements included herein have been prepared by The Foothill Group, Inc. ("Registrant"; the Registrant together with its wholly owned subsidiary, Foothill Capital Corporation, or "Foothill Capital", is referred to as the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and of the results of its operations for the three month period ended March 31, 1995, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1995 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.


NOTE 2.      INCOME TAXES
         For both interim periods ended March 31, 1995 and 1994, the Company's provision for income taxes was 43%, which is based on combined state and federal statutory tax rates.


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


NOTE 5.      EQUITY, DEBT AND PARTNERSHIP INVESTMENTS
         Equity securities are generally received as a result of exchanges of private debt instruments and discounted receivables for new securities of the reorganized debtors. The Company has classified its marketable debt and equity securities as "available for sale." Accordingly, these securities have been marked-to-market, with the increase in their carrying value, net of income taxes, included as a component of stockholder's equity. Current market values of both equity securities and marketable debt securities are estimated by the Company's management based on market quotations which may be available only from a limited number of dealers (or, for some securities, are not available) and may not represent firm bids of such dealers or prices for actual sales.
The Company has recorded valuation adjustments in cases where an "other than temporary" impairment in estimated net realizable value below the Company's cost basis in corporate marketable debt securities is believed to have occurred.

                            THE FOOTHILL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                                 MARCH 31, 1995



         The Company has investments in two limited partnerships, Foothill Partners, L.P. and Foothill Partners II, L.P. (the "Funds"), in which the Registrant is a general partner. The 1% general partner interest in Foothill Partners, L.P. is owned 60% by the Registrant and 40% by certain of its officers as individuals. The 1% general partner interest in Foothill Partners II, L.P. is owned 48% by the Registrant and 52% by certain of its officers as individuals. The general partners make all investment decisions on behalf of the partnerships and manage their operations. Foothill Partners, L.P. and Foothill Partners II, L.P. were established to invest in performing and nonperforming senior bank loans of distressed companies. The Registrant's investments in the Funds are accounted for on an equity basis.
         Management fees from the Funds, net of amortization of deferred fund issuance costs, totaled $1,251,000 and $1,539,000 for the three months ended March 31, 1995 and 1994, respectively. Asset management fees will increase or decrease depending on the amount of assets under management. Equity method earnings recognized by the Registrant for its investments in the Funds for the three months ended March 31, 1995 and 1994 totaled $1,475,000 and $4,007,000, respectively, and are included in gains from asset sales and managed partnerships. Additionally, the Registrant has received override allocations totaling $3,880,000 (the maximum level as defined in the Foothill Partners II, L.P. limited partnership agreement) resulting from its general partnership interest in Foothill Partners II, L.P. Under the terms of the Foothill Partners II, L.P. limited partnership agreement, these allocations are held in the partnership and treated as a limited partnership investment by the Registrant. These allocations will, if necessary, be used by the limited partners to fulfill any shortage in their hurdle return distributions in the final liquidating stages of the partnership. Due to the uncertainty of ultimate receipt of these allocations, the Registrant has not recorded them as earnings. The Registrant will earn income on these allocations in the future, pro-rata, with all other limited partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
         Foothill Capital has agreements to jointly purchase loans with Foothill Partners, L.P. and Foothill Partners II, L.P. At March 31, 1995, loans outstanding which were purchased under these agreements by the Company amounted to $36,717,000. Loan purchases under both of these agreements are subject to Foothill Capital's normal due diligence and loan approval processes.


NOTE 6.      NET INTEREST REVENUE
         Net interest revenue is interest income plus loan related fees less interest expense. The Company does not currently accrue income on certain assets including discounted finance receivables due from certain borrowers in reorganization or in the midst of restructuring, nonperforming and nonaccrual finance receivables and repossessed assets, but does incur holding costs, primarily interest expense, which adversely affects net interest revenue. Fees consist primarily of fees and charges related to finance receivables. These fees and charges arise from the Company's commercial lending activities and include servicing fees, prepayment penalties, commitment and guarantee fees, unused line of credit fees and other miscellaneous charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

          ITEM 2
                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


          The following tables illustrate selected financial data (dollars in thousands):

                                                                                Three months ended March 31,
                                                                        -----------------------------------------------
                                                                               1995                       1994
                                                                        ------------------          -------------------
          SELECTED OPERATING DATA*:
              Interest and fees earned                                  $26,858      14.29%         $17,857      12.60%
              Interest expense                                            9,947       5.29%           5,177       3.65%
          -------------------------------------------------------------------------------------------------------------
              Net interest revenue                                       16,911       9.00%          12,680       8.95%
              Asset management fees                                       1,251       0.67%           1,539       1.09%
              Gains from asset sales and managed partnerships             6,318       3.36%          14,861      10.47%
              Provision for credit losses                                 3,538       1.88%           2,415       1.70%
              General and administrative expenses                         6,216       3.31%           6,591       4.65%
          -------------------------------------------------------------------------------------------------------------
              Income before income taxes                                 14,726       7.84%          20,074      14.16%
              Provision for income taxes                                  6,332       3.37%           8,632       6.09%
          -------------------------------------------------------------------------------------------------------------
              Net income                                                $ 8,394       4.47%         $11,442       8.07%
          =============================================================================================================


           *Percentages are computed using average assets of continuing operations (excluding unrealized gains investments) and have been annualized.

          SELECTED BALANCE SHEET DATA:
              Total assets                                             $811,243                    $580,083
              Average assets**                                          751,978                     567,013
              Average stockholders' equity**                            162,294                     139,961
              Finance receivables                                       745,305                     520,697
              Average finance receivables**                             689,606                     520,821
          ============================================================================================================


              Sources of funds employed:
                 Commercial paper                                      $259,177                    $ 98,829
                 Senior notes                                           255,231                     236,806
                 Subordinated notes and debentures                       50,550                      53,725
                 Stockholders' equity                                   184,916                     163,983
          ------------------------------------------------------------------------------------------------------------
                 Total funds employed                                  $749,874                    $553,343
          ============================================================================================================

          **Averages are for the three months ended. Average assets and average equity exclude unrealized gains on marketable debt and equity securities.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

SELECTED FINANCIAL DATA FOR FOOTHILL CAPITAL CORPORATION (DOLLARS IN
THOUSANDS):

                                                                                    Three months ended March 31,
                                                                           ------------------------------------------------
                                                                                    1995                         1994
                                                                           --------------------        --------------------
          SELECTED OPERATING DATA*:
              Interest and fees earned                                     $ 26,739      14.92%        $ 17,527      13.14%
              Interest expense                                               10,166       5.67%           5,425       4.07%
          -----------------------------------------------------------------------------------------------------------------
              Net interest revenue                                           16,573       9.25%          12,102       9.07%
              Gains from asset sales                                          4,628       2.58%           9,322       6.99%
              Provision for credit losses                                     3,538       1.97%           2,415       1.81%
              General and administrative expenses                             5,351       2.99%           5,199       3.90%
          -----------------------------------------------------------------------------------------------------------------
              Income before income taxes                                     12,312       6.87%          13,810      10.35%
              Provision for income taxes                                      5,294       2.95%           5,938       4.45%
          -----------------------------------------------------------------------------------------------------------------
              Net income                                                   $  7,018       3.92%        $  7,872       5.90%
          =================================================================================================================

            *Percentages are computed using average assets (excluding
               unrealized gains on investments) and have been annualized

          SELECTED BALANCE SHEET DATA:
              Total assets                                                 $768,567                    $538,292
              Average assets**                                              717,010                     533,470
              Finance receivables                                           735,331                     513,563
              Average finance receivables**                                 681,998                     513,412
          =================================================================================================================
              Sources of funds employed:
                 Commercial paper                                          $259,177                    $ 98,829
                 Senior notes                                               254,633                     233,817
                 Subordinated notes and debentures                           58,300                      63,225
                 Stockholders' equity                                       138,734                     121,424
          -----------------------------------------------------------------------------------------------------------------
                 Total funds employed                                      $710,844                    $517,295
          =================================================================================================================

          **Averages are for the three months ended. Average assets exclude unrealized gains on marketable debt and equity securities.

          SELECTED BALANCE SHEET DATA:
              Nonperforming finance receivables
                     and repossessed assets***                             $  6,679                    $ 15,382
              Allowance for credit losses                                  $ 18,657                    $ 14,457
              Actual writeoffs during the period                           $  1,838                    $  1,815
              Number of employees                                               139                         111
          =================================================================================================================

         ***Includes repossessed assets and loans that have contractual installments more than sixty days past due.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)




FINANCE RECEIVABLES OUTSTANDING
         Finance receivables increased $85,949,000 between December 31, 1994 and March 31, 1995 from $659,356,000 to $745,305,000. This increase in outstanding loans was primarily the result of new business at Foothill Capital, offset by normal loan repayments, payoffs and liquidations during the three month period.
         Included in finance receivables at March 31, 1995 and December 31, 1994 are purchased receivables totaling $36,794,000 and $35,388,000, respectively. These loans, including several which can be valued using market quotations, have an estimated market value of $38,753,000 and $37,060,000, which is $1,944,000 and $1,672,000 more than the carrying value at March 31, 1995 and December 31, 1994, respectively.


NET INCOME
         The Company recorded net income of $8,394,000 for the three months ended March 31, 1995 compared to $11,442,000 for the three months ended March 31, 1994. The decrease in net income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 was primarily due to a decrease in gains from asset sales and managed partnerships offset by an increase in net interest revenue. Quarterly results of operations are not necessarily indicative of results of future quarters.


ANALYSIS OF NET INTEREST REVENUE
         Net interest revenue is interest income plus loan related fees less interest expense. Net interest revenue increased to $16,911,000 for the three months ended March 31, 1995 from $12,680,000 for the same period in the previous year, and increased as a percentage of average assets to 9.00% from 8.95%. For the three months ended March 31, 1995, the increase in net interest revenue in dollars was primarily due to a higher level of average finance receivables. The increase as a percentage of average assets was due to an increase in loan related fees as a percentage of average assets at Foothill Capital and a reduction in cost of funds at Foothill Capital relative to the prime interest rate. Loan related fees were $3,820,000 and $2,711,000 for the three months ended March 31, 1995 and 1994, respectively.


ASSET MANAGEMENT FEES
         For the three months ended March 31, 1995 and 1994, the Company recorded asset management fees of $1,251,000 and $1,539,000, respectively. The decrease for the three month period ended March 31, 1995 was due to a decrease in the average level of assets managed by the Company as Foothill Fund and Foothill Recovery Fund, two partnerships in which the Company was also a managing general partner, were fully liquidated on December 31, 1994.


GAINS FROM ASSET SALES AND MANAGED PARTNERSHIPS
         Gains from asset sales are generated by sales or exchanges of finance receivables and equity securities, and occur irregularly. Gains from managed partnerships arise from profit distributions received from the Registrant's investments in the Funds and vary by quarter, depending on the level of profits generated by the Funds.
         For the three months ended March 31, 1995 and 1994, the Company recorded gains from asset sales and managed partnerships of $6,318,000 and $14,861,000, respectively. The 1994 first quarter gains from asset sales were composed principally of gains from the sale of debt and equity positions in G. Heileman Brewing Company, Inc.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)




WRITEOFFS AND ALLOWANCE FOR CREDIT LOSSES
         The Company maintains an allowance for credit losses at a level it considers adequate to cover future potential losses on finance receivables.
The amount of the allowance is based on management's evaluation of numerous factors, including historical loss experience and adequacy of collateral. The level of the allowance is affected by the provision for losses charged to expense, writeoffs and recoveries of amounts previously written off.
         The provision for credit losses increased from $2,415,000 for the three months ended March 31, 1994 to $3,538,000 for the three months ended March 31, 1995. As shown in the table below, the increase in the provision was due principally to growth in the finance receivable portfolio during the three month period ending March 31, 1995. The general allowance for credit losses as a percentage of finance receivables plus repossessed assets decreased from 2.81% at March 31, 1994 to 2.54% at March 31, 1995.
         The following chart illustrates the level of the allowance, the provision charged to expense and net credit losses:

                                                                                                THREE MONTHS ENDED
                                                                                        --------------------------------------
            (Dollars in thousands)                                                      3/31/95      12/31/94       3/31/94
            ------------------------------------------------------------------------------------------------------------------
            Finance receivables plus repossessed assets                                 $  745,861    $  659,912    $  520,697
            Allowance for credit losses                                                     18,960        17,260        14,657
            Percent of such allowance to finance receivables plus repossessed                2.54%         2.62%         2.81%
            Actual writeoffs during the period, net of recoveries                            1,838         1,369         1,815
            Provision for credit losses charged to income during the period                  3,538         1,669         2,415
            Percent of provision for credit losses to net writeoffs during the                192%          122%          133%
            Percent of net writeoffs to finance receivables plus repossessed assets          0.25%         0.21%         0.35%
            Annualized percent of net writeoffs to finance receivables plus
                 repossessed assets                                                          0.99%         0.83%         1.39%
            ==================================================================================================================


NONPERFORMING FINANCE RECEIVABLES AND REPOSSESSED ASSETS
         The following table contains information concerning delinquencies on loans under which installments are more than sixty days past due, loans which are contractually in default, other than discounted finance receivables, and for which legal proceedings have been initiated to repossess or liquidate the underlying collateral, and repossessed assets, all of which are classified as nonperforming assets. Nonperforming assets have a significant effect on interest margin and general and administrative expense since the Company does not recognize income on these accounts but does incur holding costs (primarily interest expense). As the following table illustrates, the Company's nonperforming assets as a percent of finance receivables plus repossessed assets decreased from 1.04% at December 31, 1994 to 0.90% at March 31, 1995:

            (Dollars in thousands)                                                        3/31/95      12/31/94       3/31/94
            ------------------------------------------------------------------------------------------------------------------
            Finance receivables plus repossessed assets                                 $  745,861    $  659,912    $  520,697
            Loans more than 60 days past due                                                 6,123         6,335        15,382
            Percent of above to finance receivables plus repossessed assets                  0.83%         0.96%         2.95%
            Repossessed assets, net                                                            556           556             -
            Percent of above to finance receivables plus repossessed assets                  0.07%         0.08%             -
            ------------------------------------------------------------------------------------------------------------------
            Total nonperforming assets                                                  $    6,679    $    6,891     $   5,382
            ==================================================================================================================
            Percent of above to finance receivables plus repossessed assets                  0.90%         1.04%         2.95%
            ==================================================================================================================


                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)




         As shown in the preceding table, nonperforming assets have decreased in both dollars and as a percentage of finance receivables plus repossessed assets since December 31, 1994. Historically, such percentage of nonperforming assets has generally ranged between 3% and 6% of finance receivables plus repossessed assets and has fluctuated within this range from quarter to
quarter.   Due to the Company's increased emphasis on revolving loans and its ability to resolve and liquidate problem accounts, nonperforming assets are currently at 0.90% of finance receivables plus repossessed assets. The Company expects continued fluctuations in the amount of nonperforming assets. The Company's finance receivable portfolio is well diversified within various industries and geographic locations. This diversification should reduce the risk that nonperforming assets will increase materially, however, no assurances can be given that nonperforming assets will not increase above the historical 3% to 6% range.
         Loans more than 60 days past due can vary based on borrowers' timeliness in servicing their obligations. Foreclosure proceedings can commence at any time, but generally commence when payments are past due 91 days or more. Repossession occurs when the Company has taken physical possession and title to the chattel or other property.
         Repossessed assets and loans more than 60 days past due have been written down to estimated realizable values. These values are based on management's evaluation of numerous factors, including costs and length of time held prior to ultimate disposition, appraisals, sales of comparable assets and estimated market conditions at projected disposal dates.
         Effective January 1, 1995, the Company adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under Statement No. 114, loans are deemed impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the market price of the loan or the fair value of the collateral if the loan is collateral dependent. The Company has historically ceased recognizing interest on loans (even though borrowers are contractually current) when it determines that the value of the collateral securing the loan may not be adequate to cover the outstanding principal less any deferred and unearned income. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. In addition, any interest or fee payments received while on nonaccrual status are not currently recognized in income. Generally, loans are restored to accrual status when all obligations are brought current, clients maintain their performance in accordance with the contractual terms for a reasonable period of time, and the value of the collateral securing the obligation exceeds the net obligation owed by a reasonable level. At March 31, 1995, these nonaccrual loans totaled $10,327,000.


GENERAL AND ADMINISTRATIVE EXPENSES
         The following table sets forth major items of general and administrative expenses for the periods indicated:

                                                                                              THREE MONTHS ENDED
                                                                                      ----------------------------------------
            (Dollars in thousands)                                                       3/31/95      12/31/94      3/31/94
            ------------------------------------------------------------------------------------------------------------------
            Employee related                                                             $  4,603      $  4,409      $  4,992
            Occupancy and office                                                              599           558           540
            Professional services                                                             176           109            81
            Data processing and communications                                                291           325           202
            Credit and collection                                                             108         1,193           417
            Advertising                                                                       153           221           108
            Insurance and bond premiums                                                       110           119           118
            Other                                                                             176           162           133
            ------------------------------------------------------------------------------------------------------------------
                Total general and administrative expenses                                $  6,216      $  7,096      $  6,591
            ==================================================================================================================

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)




         General and administrative expenses decreased from $6,591,000 for the three months ended March 31, 1994 to $6,216,000 for the three months ended March 31, 1995. As a percent of average assets, general and administrative expenses decreased from 4.65% to 3.31% for the three months ended March 31, 1994 and 1995, respectively.
         The decreases in dollars for the three months ended March 31, 1995 over the comparable period in the preceding year were primarily due to decreases in incentive compensation accrual levels and related expenses at Foothill Capital and the Registrant along with a decrease in credit and collection expense.


PROVISION FOR INCOME TAXES
         For the three months ended March 31, 1995 and 1994, the Company's provision for income taxes was 43%, which is based on combined state and federal statutory tax rates.


CAPITAL RESOURCES AND LIQUIDITY
         Growth of the Company's assets is dependent, in part, on its ability to increase capital funds (common and/or preferred stock, retained earnings and subordinated debt). Liquidity is the ability to meet cash requirements such as payment of maturing debt obligations or availability of funds for existing or new customers' borrowing needs.
         Foothill Capital maintains short-term assets in excess of short-term liabilities and finances its growth primarily through the issuance of commercial paper and medium term debt. The primary source of Foothill Capital's short term funding is commercial paper borrowings. During the three months ended March 31, 1995, commercial paper borrowings increased by $44,280,000 to $259,177,000. Commercial paper borrowings are supported by two committed bank credit facilities with 26 banks, which totaled $375,000,000 as of March 31, 1995. The credit facilities consist of a $250,000,000 multi-year revolving credit facility expiring on June 30, 1997, and a $125,000,000 revolving credit facility expiring on June 29, 1995. The $125,000,000 revolving credit facility allows Foothill Capital to convert outstanding borrowings into a one-year term loan prior to maturity. As of March 31, 1995, Foothill Capital had $115,823,000 in availability (total amount of credit facilities minus outstanding commercial paper and other short term borrowings) under its bank credit facilities.
         During 1994, Foothill Capital issued privately an aggregate total of $60,000,000 in senior notes consisting of $35,000,000 of variable rate notes with a maturity of one year, $5,000,000 of variable rate notes with a maturity of two years, and $20,000,000 of fixed rate notes with a maturity of two and one-half years. Proceeds from these debt issuances were primarily used to fund growth in Foothill Capital's finance receivable portfolio as well as to repay maturing debt.
         Foothill Capital, in the normal course of its operations, uses interest rate swap transactions to effectively convert its fixed rate debt obligations to floating rate in order to match its mainly floating rate finance receivable portfolio and hedge the Company's exposure to interest rate fluctuations. At March 31, 1995, Foothill Capital maintained interest rate swap agreements with notional amounts aggregating $271,000,000 with six major financial institutions as counterparties. At March 31, 1995, each counterparty was rated A or better by one or more major credit rating agency.
         Foothill Capital's commercial paper is rated "A-2" by Standard and Poor's Ratings Group, "D-2" by Duff & Phelps Credit Rating Co. and "F-2" by Fitch Investors Service, Inc. The Company's senior debt rating is "BBB" by Standard and Poor's and "BBB+" by Duff & Phelps. In addition, Foothill Capital's senior obligations are rated "BBB+" by Fitch.
         The major cash outflows of the Registrant consist primarily of expenditures for general and administrative costs, tax payments and payment of preferred and common stock dividends. These expenditures are funded largely through management fees and profits earned in its asset management operations and by management fees and loan repayments from Foothill Capital. Management believes these potential sources of liquidity should be sufficient to meet its obligations for the foreseeable future.
         There have been no other significant changes in the Company's capital resources and liquidity from those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's December 31, 1994 Annual Report to Stockholders.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)





PARTICIPATION IN HIGHLY LEVERAGED TRANSACTIONS
         Since its inception, the Registrant and Foothill Capital have been in the commercial finance business. This business includes revolving credit and term lending on a secured basis. Such business has historically been perceived to contain a higher degree of credit risk than unsecured or partially secured commercial lending.
         Since 1972, Foothill Capital's portfolio of finance receivables has included loans made to highly leveraged borrowers and loans made in conjunction with corporate recapitalizations and bankruptcy reorganizations. Foothill Capital has historically extended credit lines up to $70,000,000 by participating portions of these lines with other commercial finance lenders. Under the terms of its various borrowing agreements, Foothill Capital's largest allowable loan (net of participations) at March 31, 1995 was $29,555,000. Foothill Capital's largest loan (net of participations) to any borrower and its affiliates was $17,628,000 and $15,428,000 at March 31, 1995 and 1994,
respectively. Loans in this portfolio are made in numerous industries and geographic locations throughout the United States.
         The Company has been involved with highly leveraged transactions since inception and presently intends to continue its involvement in transactions of this nature.


INVESTMENTS
         The Company had $42,026,000 and $38,301,000 at March 31, 1995 and
December 31, 1994, respectively, in its investment portfolio, including some investments which are in unrated or less than investment grade corporate securities. This portfolio includes several debt and equity positions as well as partnership investment positions held by the Company. Some of these investments are in companies undergoing reorganization or restructuring. Unrealized market appreciation for this portfolio as of March 31, 1995 and December 31, 1994, before income taxes, was $28,754,000 and $26,454,000, respectively.
         The Registrant is a general partner in two limited partnerships, Foothill Partners, L.P. and Foothill Partners II, L.P. ("the Funds"). Foothill Partners, L.P. and Foothill Partners II, L.P. were established to invest in performing and nonperforming senior bank debt of distressed companies. The Registrant's investments in the Funds are accounted for on an equity basis.
         Investments in unrated or less than investment grade corporate securities have different risks than investments in corporate securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such corporate securities than with other corporate securities because these securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers also usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is only a thinly traded market for some of these securities and market quotes are generally available only from a limited number of dealers which may not represent firm bids of such dealers or prices for actual sales.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)





COMPANY ENTERS MERGER AGREEMENT WITH NORWEST CORPORATION
         On May 15, 1995, the Company entered into a merger agreement with Norwest Corporation ("Norwest"), a bank holding corporation formed under the laws of the State of Delaware, pursuant to which the Company will be a wholly owned subsidiary of Norwest. Under the terms of the Agreement each share of the Company's Class A Common Stock will be exchanged for .92 shares of Norwest Common Stock, and each share of the Company's Series A Preferred Stock will be exchanged for 6.133272 shares of Norwest Common Stock. Based on the total number of the Company's common and preferred shares outstanding and assuming the exercise of all outstanding options, Norwest will issue a total of 16,415,890 shares representing a purchase price of approximately $445 million. The merger agreement was also approved by the Company's Board of Directors on May 15, 1995, subject to the receipt by the Board of a fairness opinion that the merger consideration is fair to the Company's common and preferred shareholders from a financial point of view. Completion of the merger is subject to certain regulatory approvals and customary closing conditions. The merger agreement is also subject to approval by an affirmative vote of a majority of the Company's common and preferred stockholders. As a condition to the merger agreement, the Company entered into a stock option agreement with Norwest pursuant to which Norwest has the option to purchase up to 18.5% of the Company's authorized and outstanding Class A Common Stock. Any newly issued Class A common stock sould be purchased under the option at the Company's closing price on May 15, 1995 if certain triggering events occur, including entering into an acquisition agreement with or the acquisition of 20% of the Company's outstanding Common Stock by someone other than Norwest. The merger is expected to close in the fourth quarter of 1995.

                          PART II - OTHER INFORMATION


ITEMS 1 TO 5     NOT APPLICABLE

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits:

                      Exhibit 10.43 - Floating Rate Note with a principal amount of $10,000,000 due April 29, 1996.

                      Exhibit 10.44 - Floating Rate Note with a principal amount of $15,000,000 due May 1, 1998.

                      Exhibit 10.45 - Floating Rate Note with a principal amount of $5,000,000 due May 4, 1998.

                      Exhibit 27 - Financial Data Schedule.



                 (b)  Reports on Form 8-K:

                         Item(s)          Financial Statements
Date of Report           Reported                 Filed
- --------------           --------         --------------------
    2/9/95                  7                     None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   THE FOOTHILL GROUP, INC.



Date:        May 15, 1995                          s/ Henry K. Jordan
                                                   -----------------------------
                                                   Henry K. Jordan
                                                   Senior Vice President;
                                                   Chief Financial Officer and
                                                   Corporate Secretary



Date:        May 15, 1995                          s/ Kevin D. Gary
                                                   -----------------------------
                                                   Kevin D. Gary
                                                   Vice President and Controller