Form 10-Q
period 1995-06-30
FOOTHILL GROUP INC
filed 1995-08-08
CIK 37941

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1995

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _____________ to _____________



Commission file number 0-5467

                            THE FOOTHILL GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         94-1663353

(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

 11111 Santa Monica Boulevard
   Los Angeles, California                                    90025
(Address of principal executive offices)                    (Zip Code)

                                 (310) 996-7000
              (Registrant's telephone number, including area code)

                                 Not applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.


                Title of Each Class                Number of Shares Outstanding
                -------------------                ----------------------------
      Class A Common Stock, No Par Value                   16,708,958
                                                      (As of June 30, 1995)

                            THE FOOTHILL GROUP, INC.

                                    FORM 10-Q

                                      INDEX

Part I - Financial Information                                                                                   Page No.
------------------------------                                                                                   --------
Item 1.         Financial Statements

                Consolidated Balance Sheets...............................................................           1

                Consolidated Statements of Income.........................................................           2

                Consolidated Statements of Cash Flows.....................................................           3

                Notes to Consolidated Financial Statements................................................      4 to 5

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................................     6 to 13



Part II - Other Information
---------------------------
Items 1 to 6    ..........................................................................................    14 to 15

Signatures      ..........................................................................................          16

                            The FOOTHILL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1995 AND DECEMBER 31, 1994
                             (Dollars in thousands)

ITEM 1
------------------------------------------------------------------------------------------------------------
                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      1995         1994
------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (Unaudited)
Cash and cash equivalents                                                            $  3,545       $ 33,584
Equity, debt and partnership investments                                               35,411         38,301
Finance receivables:
    Revolving loans                                                                   670,256        481,063
    Term loans                                                                        246,251        178,293
------------------------------------------------------------------------------------------------------------
        Finance receivables                                                           916,507        659,356
    Allowance for credit losses                                                        23,150         17,260
------------------------------------------------------------------------------------------------------------
        Finance receivables, net                                                      893,357        642,096

Repossessed assets, net                                                                   556            556
Prepaid income taxes                                                                   17,727         10,463
Deferred fund and debt issuance costs, net                                              7,664          7,598
Property and equipment, at cost less accumulated depreciation and
    amortization ($2,366 at June 30, 1995; $2,438 at December 31, 1994)                 2,528          2,387
Other assets (principally monies due from loan participants)                            9,191          3,205
------------------------------------------------------------------------------------------------------------
                                                                                     $969,979       $738,190
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Commercial paper                                                                 $414,223       $214,897
    Other short term borrowings                                                        15,000         10,000
    Senior notes payable                                                              273,300        268,829
    Accounts payable and accrued liabilities                                           28,371         21,504
    Subordinated notes and debentures                                                  48,650         50,550
------------------------------------------------------------------------------------------------------------
        Total liabilities                                                             779,544        565,780
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Convertible preferred stock, $1.00 par value, $30.00 per share liquidation
        preference, 9% cumulative, 100,000 shares issued and outstanding                2,900          2,900
    Class A common stock, no par value, 16,708,958 shares
        issued and outstanding (16,420,410 at December 31, 1994)                       99,328         99,048
    Unrealized gains, net of tax, on marketable debt and equity securities             14,858         15,001
    Retained earnings                                                                  73,349         55,461
------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                    190,435        172,410
------------------------------------------------------------------------------------------------------------
                                                                                     $969,979       $738,190
============================================================================================================


                                                See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                  (Dollars in thousands, except per share data)


                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                          -------------------    --------------------
                                                            1995        1994        1995        1994
-----------------------------------------------------------------------------------------------------
Interest and fees earned                                  $32,100     $19,177     $58,958     $37,033
Interest expense                                           11,906       5,973      21,853      11,150
-----------------------------------------------------------------------------------------------------
Net interest revenue                                       20,194      13,204      37,105      25,883
Asset management fees                                       1,252       1,316       2,503       2,855
Gains from asset sales and managed partnerships             7,850       5,650      14,168      20,510
Provision for credit losses                                 6,287       2,513       9,825       4,928
General and administrative expenses                         6,353       6,072      12,569      12,662
-----------------------------------------------------------------------------------------------------
Income before income taxes                                 16,656      11,585      31,382      31,658
Provision for income taxes                                  7,162       4,981      13,494      13,613
-----------------------------------------------------------------------------------------------------
Net income                                                $ 9,494     $ 6,604     $17,888     $18,045
=====================================================================================================

Per share data (shares in thousands):

       Primary earnings per common share                  $  0.55     $  0.39     $  1.05     $  1.06
=====================================================================================================
       Fully diluted earnings per common share            $  0.54     $  0.37     $  1.02     $  1.02
=====================================================================================================
     Number of shares used in per share computations:
        Primary                                            16,956      16,946      16,864      16,954
=====================================================================================================
        Fully diluted                                      17,632      17,614      17,542      17,621
=====================================================================================================

                             See accompanying notes.

                            THE FOOTHILL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Dollars in thousands)


----------------------------------------------------------------------------------------------------------
                                                                                  1995             1994
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                    $    17,888      $    18,045
    Adjustments to reconcile net income to net cash provided by operating activities:
            Provision for credit losses                                             9,825            4,928
            Depreciation and amortization                                             475              294
            Amortization of deferred fund and debt issuance costs                   1,197            1,151
            Increase in accounts payable and accrued liabilities                    6,516            3,540
            Other                                                                 (12,490)          (7,120)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          23,411           20,838
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Net proceeds from investment sales and partnership distributions                6,111            1,160
    Contributions made to partnerships and purchases of investments                (2,581)          (2,451)
    Payments received from net finance receivables and sales of
        repossessed assets                                                      4,035,981        2,894,990
    Disbursements made for net finance receivables and repossessed assets      (4,297,067)      (2,971,167)
    Purchase of property and equipment                                               (616)            (222)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (258,172)         (77,690)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Net increase in deferred fund and debt issuance costs                          (1,264)             (71)
    Proceeds from commercial paper sales                                        1,670,801          513,867
    Payments on commercial paper maturities                                    (1,471,475)        (461,039)
    Proceeds from senior notes payable                                             35,000             --
    Payments on senior notes payable and net bank borrowings                      (25,529)         (11,363)
    Payments on subordinated notes and debentures                                  (1,900)          (1,650)
    Dividends paid per common share ($.14 in 1995, $.10 in 1994)                   (2,320)          (1,655)
    Dividends paid on preferred stock                                                (135)            (135)
    Issuance of common stock                                                        1,544              709
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         204,722           38,663
----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                         (30,039)         (18,189)
Cash and cash equivalents at beginning of period                                   33,584           50,907
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $     3,545      $    32,718
==========================================================================================================
Cash paid during the period for:
   Interest expense                                                           $    21,715      $    11,307
   Income taxes                                                               $    19,071      $    12,361
==========================================================================================================

                             See accompanying notes.

                            THE FOOTHILL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  JUNE 30, 1995
--------------------------------------------------------------------------------
NOTE 1.       BASIS OF PRESENTATION
--------------------------------------------------------------------------------
         The interim Financial Statements included herein have been prepared by The Foothill Group, Inc. ("Registrant"; the Registrant together with its wholly owned subsidiary, Foothill Capital Corporation, or "Foothill Capital", is referred to as the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and of the results of its operations for the six month period ended June 30, 1995, have been included. Certain reclassifications have been made to prior year amounts to conform to the 1995 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

--------------------------------------------------------------------------------
NOTE 2.       INCOME TAXES
--------------------------------------------------------------------------------
         For both interim periods ended June 30, 1995 and 1994, the Company's provision for income taxes was 43%, which is based on combined state and federal statutory tax rates.

--------------------------------------------------------------------------------
NOTE 3.       EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------
         Primary earnings per common share were determined by dividing net income applicable to common stock by the weighted average number of common equivalent shares outstanding. Fully diluted earnings per share calculations also reflect the additional dilution which would occur through the conversion of the Company's Convertible Preferred Stock and the resultant increased availability of earnings due to the elimination of the cumulative dividend on this preferred stock.

--------------------------------------------------------------------------------
NOTE 4.       CONTINGENCIES
--------------------------------------------------------------------------------
Litigation

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

--------------------------------------------------------------------------------
NOTE 5.       EQUITY, DEBT AND PARTNERSHIP INVESTMENTS
--------------------------------------------------------------------------------
         Equity securities are generally received as a result of exchanges of private debt instruments and discounted receivables for new securities of the reorganized debtors. The Company has classified its marketable debt and equity securities as "available for sale." Accordingly, these securities have been marked-to-market, with the increase in their carrying value, net of income taxes, included as a component of stockholder's equity. Current market values of both equity securities and marketable debt securities are estimated by the Company's management based on market quotations which may be available only from a limited number of dealers (or, for some securities, are not available) and may not represent firm bids of such dealers or prices for actual sales. The Company has recorded valuation adjustments in cases where an "other than temporary" impairment in estimated net realizable value below the Company's cost basis in corporate marketable debt securities is believed to have occurred.

                            THE FOOTHILL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  JUNE 30, 1995

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

         Management fees from the Funds, net of amortization of deferred fund issuance costs, totaled $2,503,000 and $2,855,000 for the six months ended June 30, 1995 and 1994, respectively. Asset management fees will increase or decrease depending on the amount of assets under management. Equity method earnings recognized by the Registrant for its investments in the Funds for the six months ended June 30, 1995 and 1994 totaled $3,144,000 and $6,090,000, respectively, and are included in gains from asset sales and managed partnerships. Additionally, the Registrant has received override allocations totaling $3,880,000 (the maximum level as defined in the Foothill Partners II, L.P. limited partnership agreement) resulting from its general partnership interest in Foothill Partners II, L.P. Under the terms of the Foothill Partners II, L.P. limited partnership agreement, these allocations are held in the partnership and treated as a limited partnership investment by the Registrant. These allocations will, if necessary, be used by the limited partners to fulfill any shortage in their hurdle return distributions in the final liquidating stages of the partnership. Due to the uncertainty of ultimate receipt of these allocations, the Registrant has not recorded them as earnings. The Registrant will earn income on these allocations in the future, pro-rata, with all other limited partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Foothill Capital has agreements to jointly purchase loans with Foothill Partners, L.P. and Foothill Partners II, L.P. At June 30, 1995, loans outstanding which were purchased under these agreements by the Company amounted to $40,303,000. Loan purchases under both of these agreements are subject to Foothill Capital's normal due diligence and loan approval processes.

--------------------------------------------------------------------------------
NOTE 6.       NET INTEREST REVENUE
--------------------------------------------------------------------------------
         Net interest revenue is interest income plus loan related fees less interest expense. The Company does not currently accrue income on certain assets including discounted finance receivables due from certain borrowers in reorganization or in the midst of restructuring, nonperforming and nonaccrual finance receivables and repossessed assets, but does incur holding costs, primarily interest expense, which adversely affects net interest revenue. Fees consist primarily of fees and charges related to finance receivables. These fees and charges arise from the Company's commercial lending activities and include servicing fees, prepayment penalties, commitment and guarantee fees, unused line of credit fees and other miscellaneous charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

--------------------------------------------------------------------------------
NOTE 7.       GAINS FROM ASSET SALES AND MANAGED PARTNERSHIPS
--------------------------------------------------------------------------------
         Gains from asset sales arise from sales or exchanges of finance receivables and equity securities, and occur irregularly. The Company often does not control the timing of such sales or exchanges, which typically occur in connection with the restructuring of discounted receivables held by the Company and its managed partnerships. Gains from managed partnerships represent equity method earnings from the Company's investment in the Funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

The following tables illustrate selected financial data (dollars in thousands) for The Foothill Group, Inc.*:


                                                      Three months ended June 30,               Six months ended June 30,
                                                    -------------------------------------  -----------------------------------------
                                                       1995                 1994                1995                1994
                                                    --------------------------------------------------------------------------------
  Interest and fees earned                          $ 32,100   14.80%   $ 19,177   13.06%   $ 58,958   14.52%   $ 37,033   12.78%
  Interest expense                                    11,906    5.49%      5,973    4.07%     21,853    5.38%     11,150    3.85%
------------------------------------------------------------------------------------------------------------------------------------
  Net interest revenue                                20,194    9.31%     13,204    8.99%     37,105    9.14%     25,883    8.93%
  Asset management fees                                1,252    0.58%      1,316    0.90%      2,503    0.62%      2,855    0.99%
  Gains from asset sales and managed partnerships      7,850    3.62%      5,650    3.85%     14,168    3.49%     20,510    7.08%
  Provision for credit losses                          6,287    2.90%      2,513    1.71%      9,825    2.42%      4,928    1.70%
  General and administrative expenses                  6,353    2.93%      6,072    4.14%     12,569    3.10%     12,662    4.37%
------------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                          16,656    7.68%     11,585    7.89%     31,382    7.73%     31,658   10.93%
  Provision for income taxes                           7,162    3.30%      4,981    3.39%     13,494    3.32%     13,613    4.70%
------------------------------------------------------------------------------------------------------------------------------------
  Net income                                        $  9,494    4.38%   $  6,604    4.50%   $ 17,888    4.41%   $ 18,045    6.23%
====================================================================================================================================

 *Percentages are computed using average assets of continuing operations (excluding unrealized gains on investments) and have been annualized.


SELECTED BALANCE SHEET DATA:
  Total assets                                      $969,979            $665,013            $969,979            $665,013
  Average assets**                                   867,618             587,200             812,087             579,618
  Average stockholders' equity**                     172,784             146,456             167,553             143,178
  Finance receivables                                916,507             582,994             916,507             582,994
  Average finance receivables**                      826,486             538,621             759,866             531,010
====================================================================================================================================
  Sources of funds employed:
     Commercial paper                               $414,223            $201,111            $414,223            $201,111
     Other short term borrowings                      15,000                --                15,000                --
     Senior notes                                    273,300             226,042             273,300             226,042
     Subordinated notes and debentures                48,650              52,075              48,650              52,075
     Stockholders' equity                            190,435             167,293             190,435             167,293
------------------------------------------------------------------------------------------------------------------------------------
     Total funds employed                           $941,608            $646,521            $941,608            $646,521
====================================================================================================================================

**Averages are for the three and six months ended, respectively. Average assets and average equity exclude unrealized gains on marketable debt and equity securities.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

SELECTED FINANCIAL DATA FOR FOOTHILL CAPITAL CORPORATION (DOLLARS IN THOUSANDS):


                                             Three months ended June 30,               Six months ended June 30,
                                           -----------------------------------     ------------------------------------
                                               1995                1994                1995                1994
                                           ----------------------------------------------------------------------------
SELECTED OPERATING DATA*:
    Interest and fees earned               $ 31,882   15.35%   $ 18,861   13.67%   $ 58,621   15.10%   $ 36,388   26.68%
    Interest expense                         12,128    5.84%      6,218    4.51%     22,294    5.74%     11,643    8.54%
-----------------------------------------------------------------------------------------------------------------------

    Net interest revenue                     19,754    9.51%     12,643    9.16%     36,327    9.36%     24,745   18.14%
    Gains from asset sales                    6,167    2.97%      3,647    2.64%     10,795    2.78%     13,250    9.72%
    Provision for credit losses               6,287    3.03%      2,513    1.82%      9,825    2.53%      4,928    3.61%
    General and administrative expenses       5,535    2.67%      5,257    3.81%     10,886    2.80%     10,737    7.87%
-----------------------------------------------------------------------------------------------------------------------

    Income before income taxes               14,099    6.78%      8,520    6.17%     26,411    6.81%     22,330   16.38%
    Provision for income taxes                6,063    2.92%      3,664    2.66%     11,357    2.93%      9,602    7.04%
-----------------------------------------------------------------------------------------------------------------------

    Net income                             $  8,036    3.86%   $  4,856    3.51%   $ 15,054    3.88%   $ 12,728    9.34%
=======================================================================================================================

  *Percentages are computed using average assets (excluding unrealized gains on investments) and have been annualized.


SELECTED BALANCE SHEET DATA:
    Total assets                           $928,979            $625,954            $928,979            $625,954
    Average assets**                        830,716             551,780             776,476             545,509
    Finance receivables                     907,841             566,660             907,841             566,660
    Average finance receivables**           817,332             530,229             751,713             523,000
=======================================================================================================================

    Sources of funds employed:
       Commercial paper                    $414,223            $201,111            $414,223            $201,111
       Other short term borrowings           15,000                --                15,000                --
       Senior notes                         273,300             223,650             273,300             223,650
       Subordinated notes and debentures     56,400              61,575              56,400              61,575
       Stockholders' equity                 145,779             124,466             145,779             124,466
-----------------------------------------------------------------------------------------------------------------------
       Total funds employed                $904,702            $610,802            $904,702            $610,802
=======================================================================================================================

**Averages are for the three and six months ended, respectively. Average assets exclude unrealized gains on marketable debt and equity securities.

SELECTED BALANCE SHEET DATA:
    Nonperforming finance receivables
           and repossessed assets***       $  4,405            $ 14,072            $  4,405            $ 14,072
    Allowance for credit losses            $ 22,847            $ 15,356            $ 22,847            $ 15,356
    Actual writeoffs during the period     $  2,098            $  1,613            $  3,936            $  3,428
    Number of employees                         144                 112                 144                 112
=======================================================================================================================

***Includes repossessed assets and loans that have contractual installments more than sixty days past due.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
FINANCE RECEIVABLES OUTSTANDING
--------------------------------------------------------------------------------
         Finance receivables increased $257,151,000 between December 31, 1994 and June 30, 1995 from $659,356,000 to $916,507,000. This increase in outstanding loans was primarily the result of new business plus additional borrowings from existing clients at Foothill Capital, offset by normal loan repayments, payoffs and liquidations during the six month period.

         Included in finance receivables at June 30, 1995 and December 31, 1994 are purchased receivables totaling $40,380,000 and $35,388,000, respectively. The Company does not amortize discounts on purchased receivables into income, but does recognize interest income and discounts as paid on a cash basis.
These loans, including several which can be valued using market quotations, have an estimated market value of $43,585,000 and $37,060,000, which is $3,205,000 and $1,672,000 more than the carrying value at June 30, 1995 and December 31, 1994, respectively.

--------------------------------------------------------------------------------
NET INCOME
--------------------------------------------------------------------------------
         The Company recorded net income of $9,494,000 for the three months ended June 30, 1995 compared to $6,604,000 for the three months ended June 30, 1994. For the six months ended June 30, 1995 and 1994, the Company recorded net income of $17,888,000 and $18,045,000, respectively. The decrease in net income for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 was primarily due to a decrease in gains from asset sales combined with an increase in the provision for credit losses, offset by an increase in net interest revenue. Quarterly results of operations are not necessarily indicative of results of future quarters.

--------------------------------------------------------------------------------
ANALYSIS OF NET INTEREST REVENUE
--------------------------------------------------------------------------------
         Net interest revenue is interest income plus loan related fees less interest expense.

Three months ended June 30, 1995 compared to three months ended June 30, 1994:
         Net interest revenue increased to $20,194,000 for the three months ended June 30, 1995 from $13,204,000 for the same period in the previous year, and increased as a percentage of average assets from 8.99% to 9.31%. For the three months ended June 30, 1995, the increase in net interest revenue in dollars was primarily due to a higher level of average finance receivables. The increase as a percentage of average assets was due to an increase in loan related fees as a percentage of average assets at Foothill Capital and a reduction in cost of funds at Foothill Capital relative to the prime interest rate. Loan related fees were $3,772,000 and $2,436,000 for the three months ended June 30, 1995 and 1994, respectively.

Six months ended June 30, 1995 compared to six months ended June 30, 1994:
         Net interest revenue increased to $37,105,000 for the six months ended June 30, 1995 from $25,883,000 for the same period in the previous year, and increased as a percentage of average assets from 8.93% to 9.14%. For the six months ended June 30, 1995, the increase in net interest revenue in dollars was primarily due to a higher level of average finance receivables. The increase as a percentage of average assets was due to an increase in loan related fees as a percentage of average assets at Foothill Capital and a reduction in cost of funds at Foothill Capital relative to the prime interest rate. Loan related fees were $7,592,000 and $5,147,000 for the six months ended June 30, 1995 and 1994, respectively.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
ASSET MANAGEMENT FEES
--------------------------------------------------------------------------------
         For the three months ended June 30, 1995 and 1994, the Company recorded asset management fees of $1,252,000 and $1,316,000, respectively. The decrease for the three month period ended June 30, 1995 was due to a decrease in the average level of assets managed by the Company as Foothill Fund and Foothill Recovery Fund, two partnerships in which the Company was a managing general partner, were fully liquidated on December 31, 1994.

         For the six months ended June 30, 1995 and 1994, the Company recorded asset management fees of $2,503,000 and $2,855,000, respectively. The decrease for the six month period ended June 30, 1995 was due to a decrease in the average level of assets managed by the Company as Foothill Fund and Foothill Recovery Fund, two partnerships in which the Company was a managing general partner, were fully liquidated on December 31, 1994.

--------------------------------------------------------------------------------
GAINS FROM ASSET SALES AND MANAGED PARTNERSHIPS
--------------------------------------------------------------------------------
         Gains from asset sales are generated by sales or exchanges of finance receivables and equity securities, and occur irregularly. Gains from managed partnerships arise from profit distributions received from the Registrant's investments in the Funds and vary by quarter, depending on the level of profits generated by the Funds.

         For the three months ended June 30, 1995 and 1994, the Company recorded gains from asset sales and managed partnerships of $7,850,000 and $5,650,000, respectively.

         For the six months ended June 30, 1995 and 1994, the Company recorded gains from asset sales and managed partnerships of $14,168,000 and $20,510,000, respectively. The 1994 gains from asset sales were composed principally of substantial gains from the sale of debt and equity positions in G. Heileman Brewing Company, Inc.

--------------------------------------------------------------------------------
WRITEOFFS AND ALLOWANCE FOR CREDIT LOSSES
--------------------------------------------------------------------------------
         The Company maintains an allowance for credit losses at a level it considers adequate to cover future potential losses on finance receivables. The amount of the allowance is based on management's evaluation of numerous factors, including historical loss experience and adequacy of collateral. The level of the allowance is affected by the provision for losses charged to expense, writeoffs and recoveries of amounts previously written off.

         The provision for credit losses increased from $2,513,000 for the three months ended June 30, 1994 to $6,287,000 for the three months ended June 30, 1995 The provision increased from $4,928,000 for the six months ended June 30, 1994 to $9,825,000 for the same period in 1995. As shown in the table below, the increase in the provision was due principally to growth in the finance receivable portfolio during in both the three and six month periods ending June 30, 1995. The general allowance for credit losses as a percentage of finance receivables plus repossessed assets decreased from 2.67% at June 30, 1994 to 2.52% at June 30, 1995.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


         The following chart illustrates the level of the allowance, the provision charged to expense and net credit losses:


                                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                           ----------------------  --------------------
(Dollars in thousands)                                                      6/30/95     6/30/94     6/30/95     6/30/94
-----------------------------------------------------------------------------------------------------------------------
Finance receivables plus repossessed assets                                $917,063    $583,230    $917,063    $583,230
Allowance for credit losses                                                  23,150      15,556      23,150      15,556
Percent of such allowance to finance receivables plus repossessed assets       2.52%       2.67%       2.52%       2.67%
Actual writeoffs during the period, net of recoveries                         2,098       1,613       3,936       3,428
Provision for credit losses charged to income during the period               6,287       2,513       9,825       4,928
Percent of provision for credit losses to net writeoffs during the              300%        156%        250%        144%
period
Percent of net writeoffs to finance receivables plus repossessed assets        0.23%       0.28%       0.43%       0.59%
Annualized percent of net writeoffs to finance receivables plus
     repossessed assets                                                        0.92%       1.11%       0.86%       1.18%
=======================================================================================================================

--------------------------------------------------------------------------------
NONPERFORMING FINANCE RECEIVABLES AND REPOSSESSED ASSETS
--------------------------------------------------------------------------------
         The following table contains information concerning delinquencies on loans under which installments are more than sixty days past due, loans which are contractually in default, other than discounted finance receivables, and for which legal proceedings have been initiated to repossess or liquidate the underlying collateral, and repossessed assets, all of which are classified as nonperforming assets. Nonperforming assets have a significant effect on interest margin and general and administrative expense since the Company does not recognize income on these accounts but does incur holding costs (primarily interest expense). As the following table illustrates, the Company's nonperforming assets as a percent of finance receivables plus repossessed assets decreased from 1.04% at December 31, 1994 to 0.48% at June 30, 1995:


(Dollars in thousands)                                             6/30/95    12/31/94     6/30/94
--------------------------------------------------------------------------------------------------
Finance receivables plus repossessed assets                       $917,063    $659,912    $583,230
Loans more than 60 days past due                                     3,849       6,335      13,836
Percent of above to finance receivables plus repossessed assets       0.42%       0.96%       2.37%
Repossessed assets, net                                                556         556         236
Percent of above to finance receivables plus repossessed assets       0.06%       0.08%       0.04%
--------------------------------------------------------------------------------------------------
Total nonperforming assets                                        $  4,405    $  6,891    $ 14,072
==================================================================================================
Percent of above to finance receivables plus repossessed assets       0.48%       1.04%       2.41%
==================================================================================================

         As shown in the preceding table, nonperforming assets have decreased in both dollars and as a percentage of finance receivables plus repossessed assets since June 30, 1994. Historically, such percentage of nonperforming assets has generally ranged between 3% and 6% of finance receivables plus repossessed assets and has fluctuated within this range from quarter to quarter. Due to the Company's increased emphasis on revolving loans and its ability to resolve and liquidate problem accounts, nonperforming assets are currently at 0.48% of finance receivables plus repossessed assets. The Company expects continued fluctuations in the amount of nonperforming assets. The Company's finance receivable portfolio is well diversified within various industries and geographic locations. This diversification should reduce the risk that nonperforming assets will increase materially, however, no assurances can be given that nonperforming assets will not increase above the historical 3% to 6% range.

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

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

         Effective January 1, 1995, the Company adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under Statement No. 114, loans are deemed impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the market price of the loan or the fair value of the collateral if the loan is collateral dependent. The Company has historically ceased recognizing interest on loans (even though borrowers are contractually current) when it determines that the value of the collateral securing the loan may not be adequate to cover the outstanding principal less any deferred and unearned income. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. In addition, any interest or fee payments received while on nonaccrual status are not currently recognized in income. Generally, loans are restored to accrual status when all obligations are brought current, clients maintain their performance in accordance with the contractual terms for a reasonable period of time, and the value of the collateral securing the obligation exceeds the net obligation owed by a reasonable level. At June 30, 1995, these nonaccrual loans totaled $19,388,000.

GENERAL AND ADMINISTRATIVE EXPENSES

         The following table sets forth major items of general and administrative expenses for the periods indicated:


                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           ------------------------------------------------------------
(Dollars in thousands)                                        6/30/95        6/30/94             6/30/95        6/30/94
-----------------------------------------------------------------------------------------------------------------------
Employee related                                           $    4,588     $    4,569          $    9,191     $    9,562
Occupancy and office                                              630            529               1,228          1,069
Professional services                                             318             94                 495            174
Data processing and communications                                306            204                 598            406
Credit and collection                                              16            248                 124            665
Advertising                                                       190            163                 343            271
Insurance and bond premiums                                       110            118                 219            235
Other                                                             195            147                 371            280
-----------------------------------------------------------------------------------------------------------------------
    Total general and administrative expenses              $    6,353     $    6,072         $    12,569    $    12,662
=======================================================================================================================

         General and administrative expenses increased from $6,072,000 for the three months ended June 30, 1994 to $6,353,000 for the three months ended June 30, 1995. As a percent of average assets, general and administrative expenses decreased from 4.14% to 2.93% for the three months ended June 30, 1994 and 1995, respectively. The increase in general and administrative expenses for the three month period ended June 30, 1995 over the comparable period in the preceding year was due to increases in professional services, occupancy, and data processing expenses, offset by a reduction in credit and collection expenses.

         General and administrative expenses decreased from $12,662,000 for the six months ended June 30, 1994 to $12,569,000 for the six months ended June 30, 1995. As a percent of average assets, general and administrative expenses decreased from 4.37% to 3.10% for the six months ended June 30, 1994 and 1995, respectively. The decreases in dollars for the six months ended June 30, 1995 over the comparable period in the preceding year were primarily due to decreases in incentive compensation accrual levels and related expenses at Foothill Capital and the Registrant and a decrease in credit and collection expenses offset by increases in professional services, occupancy, and data processing expense.

--------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------
         For the six months ended June 30, 1995 and 1994, the Company's provision for income taxes was 43%, which is based on combined state and federal statutory tax rates.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------
         Growth of the Company's assets is dependent, in part, on its ability to increase capital funds (common and/or preferred stock, retained earnings and subordinated debt). Liquidity is the ability to meet cash requirements such as payment of maturing debt obligations or availability of funds for existing or new customers' borrowing needs.

         Foothill Capital maintains short-term assets in excess of short-term liabilities and finances its growth primarily through the issuance of commercial paper and medium term debt. The primary source of Foothill Capital's short term funding is commercial paper borrowings. During the six months ended June 30, 1995, commercial paper borrowings increased by $199,326,000 to $414,223,000. Commercial paper borrowings are supported by two committed bank credit facilities with 26 banks, which totaled $460,000,000 as of June 30, 1995. The credit facilities consist of a $306,700,000 multi-year revolving credit facility expiring on May 31, 1998, and a $153,300,000 revolving credit facility expiring on May 29, 1996. The $153,300,000 revolving credit facility allows Foothill Capital to convert outstanding borrowings into a one-year term loan prior to maturity. As of June 30, 1995, Foothill Capital had $30,777,000 in availability (total amount of credit facilities minus outstanding commercial paper and other short term borrowings) under its bank credit facilities. As of August 1, 1995, these credit facilities were increased from $460,000,000 to $500,000,000.

         During the first six months of 1995, Foothill Capital issued privately an aggregate total of $35,000,000 in senior variable notes with maturities ranging from one to three years. In July, 1995, Foothill Capital issued privately an aggregate of $65,000,000 in senior fixed rate notes with a two year maturity. During 1994, Foothill Capital issued privately an aggregate total of $60,000,000 in senior notes consisting of $35,000,000 of variable rate notes with a maturity of one year, $5,000,000 of variable rate notes with a maturity of two years, and $20,000,000 of fixed rate notes with a maturity of two and one-half years. Proceeds from these debt issuances were primarily used to fund growth in Foothill Capital's finance receivable portfolio as well as to repay maturing debt.

         Foothill Capital, in the normal course of its operations, uses interest rate swap transactions to effectively convert its fixed rate debt obligations to floating rate in order to match its mainly floating rate finance receivable portfolio and hedge the Company's exposure to interest rate fluctuations. At June 30, 1995, Foothill Capital maintained interest rate swap agreements with notional amounts aggregating $255,000,000 with six major financial institutions as counterparties. In July, 1995, Foothill Capital entered into additional swap agreements with notional amounts totaling $65,000,000. At June 30, 1995, each counterparty was rated A or better by one or more major credit rating agency.

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

--------------------------------------------------------------------------------
PARTICIPATION IN HIGHLY LEVERAGED TRANSACTIONS
--------------------------------------------------------------------------------
         Since its inception, the Registrant and Foothill Capital have been in the commercial finance business. This business includes revolving credit and term lending on a secured basis. Such business has historically been perceived to contain a higher degree of credit risk than unsecured or partially secured commercial lending.

                            THE FOOTHILL GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

         Since 1972, Foothill Capital's portfolio of finance receivables has included loans made to highly leveraged borrowers and loans made in conjunction with corporate recapitalizations and bankruptcy reorganizations. Foothill Capital has historically extended credit lines up to $100,000,000 by participating portions of these lines with other commercial finance lenders. Under the terms of its various borrowing agreements, Foothill Capital's largest allowable loan (net of participations) at June 30, 1995 was $30,326,000. Foothill Capital's largest loan (net of participations) to any borrower and its affiliates was $19,977,000 and $14,992,000 at June 30, 1995 and 1994,
respectively. Loans in this portfolio are made in numerous industries and geographic locations throughout the United States.

         The Company has been involved with highly leveraged transactions since inception and presently intends to continue its involvement in transactions of this nature.

--------------------------------------------------------------------------------
INVESTMENTS
--------------------------------------------------------------------------------
         The Company had $35,411,000 and $38,301,000 at June 30, 1995 and
December 31, 1994, respectively, in its investment portfolio, including some investments which are in unrated or less than investment grade corporate securities. This portfolio includes several debt and equity positions as well as partnership investment positions held by the Company. Some of these investments are in companies undergoing reorganization or restructuring. Unrealized market appreciation, before income taxes, for this portfolio as of June 30, 1995 and December 31, 1994 was $24,452,000 and $26,454,000, respectively.

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

--------------------------------------------------------------------------------
COMPANY ENTERS MERGER AGREEMENT WITH NORWEST CORPORATION
--------------------------------------------------------------------------------
         On May 15, 1995, the Company entered into a merger agreement with Norwest Corporation ("Norwest"), a bank holding corporation formed under the laws of the State of Delaware, pursuant to which the Company will be a wholly owned subsidiary of Norwest. Under the terms of the Agreement each share of the Company's Class A Common Stock will be exchanged for .92 shares of Norwest Common Stock, and each share of the Company's Series A Preferred Stock will be exchanged for 6.133272 shares of Norwest Common Stock. Based on the total number of the Company's common and preferred shares outstanding and assuming the exercise of all outstanding options, Norwest will issue a total of 16,415,890 shares representing a purchase price of approximately $445 million. The merger agreement was also approved by the Company's Board of Directors on May 15, 1995, subject to the receipt by the Board of a fairness opinion that the merger consideration is fair to the Company's common and preferred shareholders from a financial point of view. Completion of the merger is subject to certain regulatory approvals and customary closing conditions. The merger agreement is also subject to approval by an affirmative vote of a majority of the Company's common and preferred stockholders. As a condition to the merger agreement, the Company entered into a stock option agreement with Norwest pursuant to which Norwest has the option to purchase up to 18.5% of the Company's authorized and outstanding Class A Common Stock. Any newly issued Class A common stock could be purchased under the option at the Company's closing price on May 15, 1995 if certain triggering events occur, including entering into an acquisition agreement with or the acquisition of 20% of the Company's outstanding Common Stock by someone other than Norwest. The merger is expected to close in the fourth quarter of 1995.

                          PART II - OTHER INFORMATION


ITEMS 1 to 5    NOT APPLICABLE

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                     Exhibit 10.39(a) - Amendment Number one dated February 1, 1995 to the Revolving Credit Agreement among Foothill Capital Corporation, Bank of America NT&SA as agent and other banks named in the loan agreement.

                     Exhibit 10.39(b) - Amendment Number Two dated May 31, 1995 to the Revolving Credit Agreement among Foothill Capital Corporation, Bank of America NT&SA as agent and other banks named in the loan agreement.

                     Exhibit 10.39(c) - Amendment Number Three dated June 30, 1995 to the Revolving Credit Agreement among Foothill Capital Corporation, Bank of America NT&SA as agent and other banks named in the loan agreement.

                     Exhibit 10.40(b) - Amendment Number Two dated May 31, 1995 to the Multiyear Credit Agreement among Foothill Capital Corporation, Bank of America NT&SA as agent and other banks named in the loan agreement.

                     Exhibit 10.40(c) - Amendment Number Three dated June 30, 1995 to the Multiyear Credit Agreement among Foothill Capital Corporation, Bank of America NT&SA as agent and other banks named in the loan agreement.

                     Exhibit 10.41(a) - First amendment dated December 28, 1994 to the Third Amended and Restated Letter of Credit and Guaranty Agreement dated as of August 1, 1994 among Foothill Capital Corporation, Union Bank as agent and Issuing Bank.

                     Exhibit 10.41(b) - Second amendment dated June 30, 1995 to the Third Amended and Restated Letter of Credit and Guaranty Agreement dated as of August 1, 1994 among Foothill Capital Corporation, Union Bank as agent and Issuing Bank.

                     Exhibit 10.42(a) - First amendment dated February 1, 1995 to the Amended and Restated Letter of Credit and Guaranty Agreement dated as of August 1, 1994 among Foothill Capital Corporation, Bank of America NT&SA as Agent and Issuing Bank and other banks named in the agreement.

                     Exhibit 10.42(b) - Second amendment dated June 30, 1995 to the Amended and Restated Letter of Credit and Guaranty Agreement dated as of August 1, 1994 among Foothill Capital Corporation, Bank of America NT&SA as Agent and Issuing Bank and other banks named in the agreement.

                     Exhibit 10.46 - Note agreement dated July 24, 1995 by and between Foothill Capital Corporation and Principal Mutual Life Insurance Company.

                     Exhibit 10.47 - Note agreement dated July 24, 1995 by and between Foothill Capital Corporation and CIG & Co.

                     Exhibit 10.48 - Note agreement dated July 24, 1995 by and between Foothill Capital Corporation and CIG & Co.

                     Exhibit 10.49 - ISDA Interest Rate Swap Agreement dated July 20, 1995 by and between Foothill Capital Corporation and NatWest Bank N.A.

        Exhibit 10.50 - ISDA Interest Swap Agreement dated July 20, 1995 by and between Foothill Capital Corporation and The Industrial Bank of Japan, Limited.

        Exhibit 10.51 - ISDA Interest Rate Swap Agreement dated July 24, 1995 by and between Foothill Capital Corporation and ABN-AMRO Band N.V.

        Exhibit 10.52 - Omnibus Amendment dated June 16, 1995 to Loan Agreements dated January 23, 1990, May 8, 1991, January 31, 1992, April 29, 1992, November 1, 1992, October 1, 1993, and November 1, 1994 by and between Foothill Capital Corporation and various lenders noted in the amendment.

        Exhibit 11 - Computation of Earnings per Common Share for three and six months ended June 30, 1995 and 1994.

        Exhibit 27 - Financial Data Schedule.


   (b)  Reports on Form 8-K:

                                  Item(s)        Financial Statements
             Date of Report       Reported               Filed
             --------------       --------       --------------------
                5/15/95              7                   None
                7/10/95              7                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE FOOTHILL GROUP, INC.

Date:    August 8, 1995                 /s/ HENRY K. JORDAN
                                        -----------------------------
                                        Henry K. Jordan
                                        Senior Vice President
                                        Chief Financial Officer and
                                        Corporate Secretary


Date:    August 8, 1995                 /s/ KEVIN D. GARY
                                        -----------------------------
                                        Kevin D. Gary
                                        Vice President and Controller